Form 10-Q
period 2016-03-31
Makh Group Corp.
filed 2016-05-10
CIK 1657045

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

COMMISSION FILE NO. 333-209478

MAKH GROUP CORP.

 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	32-0446353 IRS Employer Identification Number	8748 Primary Standard Industrial Classification Code Number

338 Meihuadong st. №703,

Zhuhai, China 519000

Tel.  +852-8171-7271

(Address and telephone number of principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ]

Accelerated filer [   ]

Non-accelerated filer [   ]

Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [ X ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes [   ] No [   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 10, 2016
Common Stock, $0.001	6,000,000

1 | Page

2 | Page

PART I. FINANCIAL INFORMATION

MAKH GROUP CORP. CONDENSED BALANCE SHEETS (UNAUDITED)
	MARCH 31, 2016	DECEMBER 31, 2015
ASSETS
Current Assets
Cash	$ 1,921	$ 6,076
Total current assets	1,921	6,076
Total Assets	$ 1,921	$ 6,076

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Loan from shareholder	$ 1,525	$ 1,525
Total current liabilities	1,525	1,525

Total Liabilities	1,525	1,525

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
6,000,000 shares issued and outstanding	6,000	6,000
Additional paid-in-capital	-	-
Deficit accumulated	(5,604)	(1,449)
Total Stockholders’ Equity (Deficit)	396	4,551

Total Liabilities and Stockholders’ Equity (Deficit)	$ 1,921	$ 6,076

The accompanying notes are an integral part of these financial statements.

3 | Page

MAKH GROUP CORP. CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended March 31, 2016	Three months ended March 31, 2015

Revenues	$ 1,500	$ -
Operating expenses
General and administrative expenses	5,655	-
Net loss from operations	(4,155)	-

Loss before taxes	(4,155)	-

Provision for taxes	-	-

Net loss	$ (4,155)	$ -

Loss per common share: Basic and Diluted	$ (0.00)*	$ -**

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	6,000,000	-**

* Denotes a loss of less than $(0.01) per share

**No shares of common stock issued and outstanding during this period

The accompanying notes are an integral part of these financial statements.

4 | Page

MAKH GROUP CORP. CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Three months ended March 31, 2016	Three months ended March 31, 2015
Operating Activities
Net loss	$ (4,155)	$ -
Net cash used in operating activities	(4,155)	-

Investing Activities	-	-
Net cash provided by (used in) investing activities	-	-
Financing Activities
Net cash provided by financing activities	-	-
Net increase in cash and equivalents	(4,155)	-

Cash and equivalents at beginning of the period	6,076	-

Cash and equivalents at end of the period	$ 1,921	$ -
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

5 | Page

MAKH GROUP CORP.

CONDENSED NOTES TO THE (UNAUDITED)

FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

MAKH GROUP CORP. (the “Company”, “we” or “us”) was incorporated under the laws of the State of Nevada on August 13, 2014 (“Inception”) and has adopted a December 31 fiscal year end. The Company intends to provide business-consulting services in China.

NOTE 2 – GOING CONCERN

The Company has incurred a loss since Inception (August 13, 2014) resulting in an accumulated deficit of $5,604 as of March 31, 2016 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.  Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future.   The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and, or, the  private placement of common stock.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited condensed interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2015 and notes thereto contained in the Company’s Form S-1 (amendment #1) filed on March 15, 2016.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company’s year -end is December 31.

6 | Page

Recent accounting pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability to the Company. Where it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company’s financials properly reflect the change. The Company currently does not have any recent accounting pronouncements that they are studying and feel may be applicable.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition

The Company will recognize revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Earnings Per Share

For the three months periods ended March 31, 2016 and 2015 there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in these years.

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC 740 “Income Taxes”. Under ASC 740 deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At March 31, 2016 and 2015, there were no unrecognized tax benefits.

NOTE 4 – INCOME TAXES

Deferred income tax assets and liabilities are computed annually for differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

7 | Page

As of March 31, 2016 the Company had net operating loss carry forwards of $5,604 that may be available to reduce future years’ taxable income through 2036. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, and “Accounting for Uncertainty in Income Taxes”. The Company had no material unrecognized income tax assets or liabilities as of March 31, 2016.

NOTE5 –RELATED PARTY ACTIVITY

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

As of December 31, 2015 and March 31, 2016, the amount outstanding was $1,525. The loan is non-interest bearing, due upon demand and unsecured.

The Company’s sole shareholder and director donated office space free of charge and will devote approximately 20 hours a week to the Company’s operations without payments. The revenue earned during the three months ended were a result of the director’s donated consulting hours to an independent third party.

NOTE 6- COMMITMENTS AND CONTINGENCIES

Commitments:

The Company currently has no long term commitments as of our balance sheet date.

Contingencies:

None as of our balance sheet date.

NOTE 7– SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

8 | Page

GENERAL

Our company plans to provide consulting services for selection of production plants and products in China. We plan to represent the interests of our future clients and act as our client’s authorized representative throughout the entire territory of China. Our principal office address is located at 338 Meihuadong st. №703, Zhuhai, China 519000. Our telephone number is +852-8171-7271.

Service

We offer the following set of services:

1) Search for production plants and business partners in China

2) Search for products and materials in China

3) Services of a business interpreter

4) Assistance with legal support for transactions in China. Search for legal counsels and auditors.

5) Development of logistic schemes of product delivery from China

6) Market analysis and marketing research in China

7) Arrangement of business tours and excursions of product plants in China (including virtual ones) and exhibitions.

8) Assistance with organization of contacts and business meetings between clients and Chinese commercial and industrial companies, plants and factories.

9) Consultations on registration and conducting business in China.

We plan to render our services in an integrated manner, and if desired, a client can select any one of the aforementioned services.

RESULTS OF OPERATION

As of March 31, 2016, we have accumulated a deficit of $5,604. We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended March 31, 2016 compared to Three Month Period Ended March 31, 2015

Revenue

During the three months ended March 31, 2016, the Company generated $1,500 in revenue compared to $0 during the three month period ended March 31, 2015. The Company provided consulting service according to agreement with PECGIN & SCERTIZ, LLC.  dated March 1st, 2016. The service included:

1) Searching for production plants and business partners in China.

2) Arrangement of business tour of product plants in China.

3) Development of logistic schemes of product delivery from China

4) Market analysis and marketing research in China

Operating Expenses

During the three month period ended March 31, 2016, we incurred total expenses and professional fees of $5,655 compared to $0 during the three month period ended March 31, 2015. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net Loss

Our net loss for the three month period ended March 31, 2016 was $4,155 compared to $0 during the three month period ended March 31, 2015 due to the factors discussed above.

9 | Page

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2016 our current assets were $1,921 compared to $6,076 in current assets at December 31, 2015. As at March 31, 2016 and December 31, 2015, our current liabilities were $1,525.

Stockholder’s equity was $4,551 as of December 31, 2015 compared to stockholder’s equity of $396 as of March 31, 2016. The decrease in the stockholder’s equity reflects the impact of our operating losses which we incurred during the three months ended March 31, 2016.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended March 31, 2016, net cash flows used in operating activities was $4,155.

Cash Flows from Investing Activities

We neither used, nor provided cash flow from investing activities during the three month period ended March 31, 2016.

Cash Flows from Financing Activities

We neither used, nor provided cash flow from financing activities during the three month period ended March 31, 2016.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our December 31, 2015 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

10 | Page

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller  reporting  company" as defined by Item 10 of Regulation  S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the three month period ended March 31, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three month period ended March 31, 2016.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

11 | Page

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS  XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAKH GROUP CORP.
Dated: May 10, 2016	By: /s/ Gulmira Makhmutova
Gulmira Makhmutova, President and Chief Executive Officer and Chief Financial Officer

12 | Page