Form 10-Q
period 2016-06-30
Makh Group Corp.
filed 2016-08-15
CIK 1657045

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 15, 2016
Common Stock, $0.001	8,620,000

1 | Page

2 | Page

PART I. FINANCIAL INFORMATION

MAKH GROUP CORP. CONDENSED BALANCE SHEETS (UNAUDITED)
	JUNE 30, 2016	DECEMBER 31, 2015
ASSETS
Current Assets
Cash	$ 20,780	$ 6,076
Total current assets	20,780	6,076
Total Assets	$ 20,780	$ 6,076

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from shareholder	$ 4,425	$ 1,525
Total current liabilities	4,425	1,525

Total Liabilities	4,425	1,525

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
8,620,000 shares issued and outstanding as of June 30, 2016 (6,000,000 shares issued and outstanding as of December 31, 2015)	8,620	6,000
Additional paid-in-capital	23,580	-
Deficit accumulated	(15,845)	(1,449)
Total Stockholders’ Equity	16,355	4,551

Total Liabilities and Stockholders’ Equity	$ 20,780	$ 6,076

The accompanying notes are an integral part of these financial statements.

3 | Page

MAKH GROUP CORP. CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015

Revenues	$ -	$ -	$ 1,500	$ -
Operating expenses
General and administrative expenses	10,241	-	15,896	-
Net loss from operations	(10,241)	-	(14,396)	-

Loss before taxes	(10,241)	-	(14,396)	-

Provision for taxes	-	-	-	-

Net loss	$ (10,241)	$ -	$ (14,396)	$ -

Loss per common share: Basic and Diluted	$ (0.00)*	$ -**	$ (0.00)*	$ -**

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	7,797,143	-**	6,898,571	-**

* Denotes a loss of less than $(0.01) per share

**No shares of common stock issued and outstanding during this period

The accompanying notes are an integral part of these financial statements.

4 | Page

MAKH GROUP CORP. CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six months ended June 30, 2016	Six months ended June 30, 2015
Operating Activities
Net loss	$ (14,396)	$ -
Net cash used in operating activities	(14,396)	-

Investing Activities	-	-
Net cash provided by (used in) investing activities	-	-
Financing Activities
Loans from Shareholders	2,900
Proceeds from sale of common stock	26,200
Net cash provided by financing activities	29,100	-
Net increase in cash and equivalents	14,704	-

Cash and equivalents at beginning of the period	6,076	-

Cash and equivalents at end of the period	$ 20,780	$ -
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

5 | Page

MAKH GROUP CORP.

CONDENSED NOTES TO THE

FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(UNAUDITED)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

MAKH GROUP CORP. (the “Company”, “we” or “us”) was incorporated under the laws of the State of Nevada on August 13, 2014 (“Inception”) and has adopted a December 31 fiscal year end. The Company intends to provide business-consulting services in China.

NOTE 2 – GOING CONCERN

The Company has incurred a loss since Inception (August 13, 2014) resulting in an accumulated deficit of $15,845 as of June 30, 2016 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.  Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future.   The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Earnings Per Share

For the six months periods ended June 30, 2016 and 2015 there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in these years.

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

7 | Page

As of June 30, 2016 the Company had net operating loss carry forwards of $15,845 that may be available to reduce future years’ taxable income through 2036. However, the Company’s ability to use the net operating loss carryover may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, and “Accounting for Uncertainty in Income Taxes”. The Company had no material unrecognized income tax assets or liabilities as of June 30, 2016.

NOTE 5 – COMMON STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $ 0.001 per share.

On November 5, 2015, the Company issued 6,000,000 shares of its common stock to the sole director, at $0.001 per share for total proceeds of $6,000. For the six month period ended June 30, 2016, the Company issued 2,620,000 shares of its common stock to 29 shareholders at $0.01 per share for total proceeds of $26,200.

As at June 30, 2016, 8,620,000 shares of common stock were issued and outstanding.

NOTE 6 –RELATED PARTY ACTIVITY

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

As of December 31, 2015 and June 30, 2016, the amount outstanding was $1,525 and $4,425 respectively. The loan is non-interest bearing, due upon demand and unsecured.

The Company’s sole shareholder and director donated office space free of charge and will devote approximately 20 hours a week to the Company’s operations without payments. The revenue earned during the six months ended were a result of the director’s donated consulting hours to an independent third party.

NOTE 7- COMMITMENTS AND CONTINGENCIES

Commitments:

The Company currently has no long term commitments as of our balance sheet date.

Contingencies:

None as of our balance sheet date.

NOTE 8– SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

RESULTS OF OPERATION

As of June 30, 2016, we have accumulated a deficit of $15,845. We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended June 30, 2016 compared to Three Month Period Ended June 30, 2015

Revenue

During the three months ended June 30, 2016 and 2015, the Company has not generated any revenue.

Operating Expenses

During the three month period ended June 30, 2016, we incurred total expenses and professional fees of $10,241 compared to $0 during the three month period ended June 30, 2015. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net Loss

Our net loss for the three month period ended June 30, 2016 was $10,241 compared to $0 during the three month period ended June 30, 2015 due to the factors discussed above.

Six Month Period Ended June 30, 2016 compared to Six Month Period Ended June 30, 2015

Revenue

During the Six months ended June 30, 2016, the Company generated $1,500 in revenue compared to $0 during the Six month period ended June 30, 2015. The Company provided consulting services according to an agreement with PECGIN & SCERTIZ, LLC.  dated March 1st, 2016. The service included:

1) Searching for production plants and business partners in China.

2) Arrangement of business tours of product plants in China.

3) Development of logistic schemes of product delivery from China

4) Market analysis and marketing research in China

Operating Expenses

During the six month period ended June 30, 2016, we incurred total expenses and professional fees of $15,896 compared to $0 during the six month period ended June 30, 2015. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net Loss

Our net loss for the six month period ended June 30, 2016 was $14,396 compared to $0 during the six month period ended June 30, 2015 due to the factors discussed above.

9 | Page

LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2016 our current assets were $20,780 compared to $6,076 in current assets at December 31, 2015. As at June 30, 2016, our current liabilities were $4,425 compared to $1,525 as of December 31, 2015.

Stockholder’s equity was $4,551 as of December 31, 2015 compared to stockholder’s equity of $16,355 as of June 30, 2016.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended June 30, 2016, net cash flows used in operating activities was $14,396.

Cash Flows from Investing Activities

We neither used, nor provided cash flow from investing activities during the six month period ended June 30, 2016.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the six month period ended June 30, 2016 were $29,100, consisting of $26,200 from proceeds from issuance of common stock and $2,900 from loans from shareholder.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the six month period ended June 30, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six month period ended June 30, 2016.

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

MAKH GROUP CORP.
Dated: August 15, 2016	By: /s/ Gulmira Makhmutova
Gulmira Makhmutova, President and Chief Executive Officer and Chief Financial Officer

12 | Page