Form 10-Q
period 2016-09-30
Makh Group Corp.
filed 2016-11-01
CIK 1657045

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of October 31, 2016
Common Stock, $0.001	8,620,000

1 | Page

2 | Page

PART I. FINANCIAL INFORMATION

MAKH GROUP CORP. CONDENSED BALANCE SHEETS (UNAUDITED)
	SEPTEMBER 30, 2016	DECEMBER 31, 2015
ASSETS
Current Assets
Cash	$ 49	$ 6,076
Prepaid expenses	9,167	-
Total current assets	9,216	6,076
Total Assets	$ 9,216	$ 6,076

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Loan from shareholder	$ 9,425	$ 1,525
Total current liabilities	9,425	1,525

Total Liabilities	9,425	1,525

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
8,620,000 shares issued and outstanding as of September 30, 2016 (6,000,000 shares issued and outstanding as of December 31, 2015)	8,620	6,000
Additional paid-in-capital	23,580	-
Deficit accumulated	(32,409)	(1,449)
Total Stockholders’ Equity (Deficit)	(209)	4,551

Total Liabilities and Stockholders’ Equity (Deficit)	$ 9,216	$ 6,076

The accompanying notes are an integral part of these financial statements.

3 | Page

MAKH GROUP CORP. CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015

Revenues	$ -	$ -	$ 1,500	$ -
Operating expenses
General and administrative expenses	16,564	749	32,460	749
Net loss from operations	(16,564)	(749)	(30,960)	(749)

Loss before taxes	(16,564)	(749)	(30,960)	(749)

Provision for taxes	-	-	-	-

Net loss	$ (16,564)	$ (749)	$ (30,960)	$ (749)

Loss per common share: Basic and Diluted	$ (0.00)*	$ -**	$ (0.00)*	$ -**

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	8,620,000	-**	8,210,819	-**

* Denotes a loss of less than $(0.01) per share

**No shares of common stock issued and outstanding during this period

The accompanying notes are an integral part of these financial statements.

4 | Page

MAKH GROUP CORP. CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Operating Activities
Net loss	$ (30,960)	$ (749)
Prepaid expenses	(9,167)
Net cash used in operating activities	(40,127)	(749)

Investing Activities	-	-
Net cash provided by (used in) investing activities	-	-
Financing Activities
Loans from Shareholders	7,900	849
Proceeds from sale of common stock	26,200	-
Net cash provided by financing activities	34,100	849
Net increase in cash and equivalents	(6,027)	100

Cash and equivalents at beginning of the period	6,076	-

Cash and equivalents at end of the period	$ 49	$ 100
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

5 | Page

MAKH GROUP CORP.

CONDENSED NOTES TO THE

FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

MAKH GROUP CORP. (the “Company”, “we” or “us”) was incorporated under the laws of the State of Nevada on August 13, 2014 (“Inception”) and has adopted a December 31 fiscal year end. The Company intends to provide business-consulting services in China.

NOTE 2 – GOING CONCERN

The Company has incurred a loss since Inception (August 13, 2014) resulting in an accumulated deficit of $32,409 as of September 30, 2016 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.  Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future.   The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited condensed interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2015 and notes thereto contained in the Company’s Form S-1 (amendment #1) filed on March 16, 2016.

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

Earnings Per Share

For the nine months periods ended September 30, 2016 and 2015 there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in these years.

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

7 | Page

As of September 30, 2016 the Company had net operating loss carry forwards of $32,409 that may be available to reduce future years’ taxable income through 2036. However, the Company’s ability to use the net operating loss carryovers may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, and “Accounting for Uncertainty in Income Taxes”. The Company had no material unrecognized income tax assets or liabilities as of September 30, 2016.

NOTE 5 – PREPAID EXPENSES

As at September 30, 2016, the Company had $9,167 in prepaid expenses, consisting entirely of prepayment of an annual fee paid to OTC Markets Group. A prepaid expense is carried on the balance sheet of the Company as a current asset and amortized monthly.

NOTE 6 – COMMON STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $ 0.001 per share.

On November 5, 2015, the Company issued 6,000,000 shares of its common stock to the sole director, at $0.001 per share for total proceeds of $6,000. During the nine month period ended September 30, 2016, the Company issued 2,620,000 shares of its common stock to 29 shareholders at $0.01 per share for total proceeds of $26,200.

As at September 30, 2016, 8,620,000 shares of common stock were issued and outstanding.

NOTE 7 –RELATED PARTY ACTIVITY

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

As of December 31, 2015 and September 30, 2016, the amount outstanding was $1,525 and $9,425 respectively. The loan is non-interest bearing, due upon demand and unsecured.

The Company’s sole shareholder and director donated office space free of charge and will devote approximately 20 hours a week to the Company’s operations without payments. The revenue earned during the nine months ended were a result of the director’s donated consulting hours to an independent third party.

NOTE 8- COMMITMENTS AND CONTINGENCIES

Commitments:

The Company currently has no long term commitments as of our balance sheet date.

Contingencies:

None as of our balance sheet date.

NOTE 9– SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

RESULTS OF OPERATION

As of September 30, 2016, we have accumulated a deficit of $32,409. We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended September 30, 2016 compared to Three Month Period Ended September 30, 2015

Revenue

During the three months ended September 30, 2016 and 2015, the Company has not generated any revenue.

Operating Expenses

During the three month period ended September 30, 2016, we incurred total expenses and professional fees of $16,564 compared to $749 during the three month period ended September 30, 2015. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net Loss

Our net loss for the three month period ended September 30, 2016 was $16,564 compared to $749 during the three month period ended September 30, 2015 due to the factors discussed above.

Nine Month Period Ended September 30, 2016 compared to Nine Month Period Ended September 30, 2015

Revenue

During the Nine months ended September 30, 2016, the Company generated $1,500 in revenue compared to $0 during the Nine month period ended September 30, 2015. The Company provided consulting services according to an agreement with PECGIN & SCERTIZ, LLC.  dated March 1st, 2016. The service included:

1) Searching for production plants and business partners in China.

2) Arrangement of business tours of product plants in China.

3) Development of logistic schemes of product delivery from China

4) Market analysis and marketing research in China

Operating Expenses

During the nine month period ended September 30, 2016, we incurred total expenses and professional fees of $32,460 compared to $749 during the nine month period ended September 30, 2015. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net Loss

Our net loss for the nine month period ended September 30, 2016 was $30,960 compared to $749 during the nine month period ended September 30, 2015 due to the factors discussed above.

9 | Page

LIQUIDITY AND CAPITAL RESOURCES

As at September 30, 2016 our current assets were $9,216 compared to $6,076 in current assets at December 31, 2015.  The decrease in cash was due to ongoing increase Company expenses and the increase in prepaid expenses for a prepayment of an annual fee. As at September 30, 2016, our current liabilities were $9,425 compared to $1,525 as of December 31, 2015.

Stockholder’s equity was $4,551 as of December 31, 2015 compared to stockholder’s deficit of $209 as of September 30, 2016.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended September 30, 2016, net cash flows used in operating activities was $40,127, consisting of net loss of  $30,960 and increase in prepaid expenses of $9,167.

Cash Flows from Investing Activities

We neither used, nor provided cash flows from investing activities during the nine month period ended September 30, 2016.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the nine month period ended September 30, 2016 were $34,100, consisting of $26,200 from proceeds from issuance of common stock and $7,900 from loans from shareholder.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the nine month period ended September 30, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine month period ended September 30, 2016.

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

MAKH GROUP CORP.
Dated: October 31, 2016	By: /s/ Gulmira Makhmutova
Gulmira Makhmutova, President and Chief Executive Officer and Chief Financial Officer

12 | Page