Form 10-K
period 2016-12-31
Makh Group Corp.
filed 2017-04-17
CIK 1657045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No.  333-209478

MAKH GROUP CORP.
(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	8748 (Primary Standard Industrial Classification Number)	EIN 32-0446353 (IRS Employer Identification Number)

Zheng Road (5# Plant)

Shushan Industrial Park

Hefei, China 230031

Tel.  +189-5653-9083

 (Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [  ] No [ X ]

As of December 31, 2016, the registrant had 8,620,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of December 31, 2016.

PART I

Item 1. Description of Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

Our company plans to provide consulting services for selection of production plants and products in China. We plan to represent the interests of our future clients and act as our client’s authorized representative throughout the entire territory of China. Our principal office address is located at Zheng Road (5# Plant) Shushan Industrial Park, Hefei, China 230031 . Our telephone number is Tel.  +189-5653-9083.

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

Marketing

First, we plan to use different marketing tools to promote our services within China. Our key marketing tools that we plan to use are the following: Internet marketing (online marketing), direct sales, presentations and exhibitions, publications in catalogues and specialized issues. In order to focus on our potential clients, we plan to develop our own catalogue with a base of production companies in China categorized by industries and types of activity.

We project that one of the priorities tools of our marketing company will be the creation of a website as well as separate “landing” pages that will target different types of clients. Moreover, we plan to develop a catalogue of manufacturers based on our website and forum that will help to resolve frequent issues concerning business organizations with Chinese manufacturers. We plan to create a multilingual site, at least, in English, Spanish, German and Chinese.

We plan to place our web banners on manufacturers’ websites, international commercial web forums, social networks, and business communities. In addition, we plan to post information on websites of trading and consulting associations and on electronic trading platforms such as Aliexpress and Taobao.

Context advertising based on different search platforms such as Google, Yahoo, Bing, AOL and others is equally important for Internet marketing to attract users who search information using such requests as “business in China”, “consulting in China”, “Search for manufacturers in China” and other requests associated with a range of services provided by us. Payment for SEO (Search Engine Optimization) service will allow us to be on the first pages in popular requests concerning our business.

Upon a successful launch of our website, we plan to create pages in social networks (Tweeter, Instagram, Google+, Facebook) to make sure that our potential clients have complete information about provided services, promotions and offers.

By means of direct sales, we plan to close in on only those clients who are interested in our service. We plan to use direct mail, personal meetings and consultations.

Participation in exhibitions and events hosted by production plants will allow us to present our company to those visitors who are more interested in business with China and, subsequently, find potential clients.

Clients

Our service targets individuals and legal entities that wish to contact production plants in China to move their own production to China using the facilities of Chinese production plants or to search for the best price and quality based on existing offers in the Chinese market. We target any client categories but mostly small and mid-sized businesses that wish to purchase products in bulk in China and sell them in the territory of any country.

We project that our services will be interesting to the clients worldwide because many companies are interested in commercial and industrial relations with China due to the low cost of finished-product production.

Competition

Currently, the market of consulting services in China is quite actively developed. Presently, there are many companies that render similar services. Due to its economic growth, China, as of today, becomes a more attractive platform for business. In order to take up a more beneficial position on this market, we offer to organize a complex service approach, that is, to offer a menu of service packages from which the client could choose the best one. Moreover, we see an advantage in working remotely with the client, and for that purpose, we plan to maximize our online tools.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

At present, we have no employees other than our officer and director.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future.  There are presently no personal benefits available to any officers, directors or employees.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares.  Our common shares are not quoted on the OTC Bulletin Board at this time.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

 As of December 31, 2016, no shares of our common stock have traded.

Number of Holders

As of December 31, 2016, the 8,620,000 issued and outstanding shares of common stock were held by a total of 29 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended December 31, 2015 and 2016.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

FISCAL YEAR ENDED DECEMBER 31, 2015 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2016.

Our net loss for the fiscal year ended December 31, 2015 was $773 compared to a net loss of $37,397 during the fiscal year ended December 31, 2016. During fiscal years ended December 31, 2015, the Company had not generated any revenue.  During fiscal years ended December 31, 2016, the Company has generated $1,500 in revenue.

Expenses incurred during the fiscal year ended December 31, 2015 compared to fiscal year ended December 31, 2016 increased primarily due to the increased scale and scope of business operations.  Professional fees generally include legal fees, auditor and accounting expenses.

The weighted average number of shares outstanding was 920,547 for the fiscal year ended December 31, 2015 and 7,785,260 for the fiscal year ended December 31, 2016.

RESULTS OF OPERATION

As of December 31, 2016, we have accumulated a deficit of $38,846. We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Revenue

During the year ended December 31, 2015, the Company has not generated any revenue.  During the year ended December 31, 2016, the Company has generated $1,500 in revenue. This revenue was generated through a service agreement between the Company and Pecgin & Scertiz, LLC to provide business and market consulting services.

Operating Expenses

During the year ended December 31, 2015, we incurred total expenses and professional fees of $773 compared to $38,897 during the year ended December 31, 2016. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net Loss

Our net loss for the year ended December 31, 2015 was $773 compared to $37,397 during the year ended December 31, 2016 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As at December 31, 2016 our current assets were $6,874 compared to $6,076 in current assets at December 31, 2015.  As at December 31, 2016, our current liabilities were $13,520 compared to $1,525 as of December 31, 2015.

Stockholder’s equity was $6 as of December 31, 2016 compared to stockholder’s equity of $4,551 as of December 31, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended December 31, 2016, net cash flows used in operating activities was $40,169, consisting of net loss of  $37,397 and increase in prepaid expenses of $6,667.

Cash Flows from Investing Activities

We neither used, nor provided cash flows from investing activities during the year ended December 31, 2016.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the year ended December 31, 2016 were $34,300, consisting of $26,200 from proceeds from issuance of common stock and $8,100 from loans from shareholder.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of software; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any offbalance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our December 31, 2016 and December 31, 2015 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

MAKH GROUP CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Makh Group, Corp.

City of Hefei, , China

We have audited the accompanying balance sheet of Makh Group, Corp. as of December 31, 2016 and 2015 and the related statements of operations, stockholders’ equity/ (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Makh Group, Corp. as of December 31, 2016 and 2015 and the related statements of operations, stockholders’ equity/ (deficit) and cash flows for the years then are in conformity with  accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered losses from inception and has a limited operating history which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pritchett, Siler & Hardy, P.C

Pritchett, Siler & Hardy, P.C

Salt Lake City, Utah 84111

April 12, 2017

MAKH GROUP CORP.

BALANCE SHEETS

ASSETS	December 31, 2016	December 31, 2015
Current Assets
Cash and cash equivalents	$ 207	$ 6,076

Prepaid Expenses	6,667	-

Total Current Assets	6,874	6,076
Total Assets	$ 6,874	$ 6,076

LIABILITIES AND STOCKHOLDERS’ EQUITY/ (DEFICIT)
Liabilities
Current Liabilities
Loan from former director	$ 9,625	$ 1,525
Accrued Expenses	3,895	-

Total Liabilities	13,520	1,525
Commitments and contingencies
Stockholders’ Equity/ (Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized, 8,620,000 6,000,000 shares issued and outstanding at December 31, 2016 and 2015 respectively;	8,620	6,000
Additional paid-in-Capital	23,580	-
Accumulated deficit	(38,846)	(1,449)
Total Stockholders’ Equity/ (Deficit)	(6,646)	4,551

Total Liabilities and Stockholders’ Equity/ (Deficit)	$ 6,874	$ 6,076

See accompanying notes to financial statements.

MAKH GROUP CORP.

STATEMENT OF OPERATIONS

	Year ended December 31, 2016	Year ended December 31, 2015

REVENUES	$ 1,500	$ -

OPERATING EXPENSES
Professional Fees	38,476	-
Bank fees	421	773

TOTAL OPERATING EXPENSES	38,897	773

NET LOSS FROM OPERATIONS	(37,397)	(773)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (37,397)	$ (773)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)*	$ (0.00)*

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	7,785,260	920,547

*Denotes a loss of less than $(0.01) per share

See accompanying notes to financial statements.

MAKH GROUP CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Inception, August 13, 2014	-	$ -	$ -	$ -	$ -

Net loss	-	-	-	(676)	(676)

Balance, December 31, 2014	-	$ -	$ -	$ (676)	$ (676)

Common shares issued for cash to a former related party at $0.001 per share on November 5, 2015	6,000,000	6,000	-	-	6,000
Net loss	-	-	-	(773)	(773)

Balance, December 31, 2015	6,000,000	$ -	$ -	$ (1,449)	$ 4,551

Common shares issued for cash at $ 0.01 per share as of September 31, 2016	2,620,000	2,620	23,580	-	26,200

Net loss				(37,397)	(37,397)

Balance, December 31, 2016	8,620,000	$ 8,620	$ 23,580	$ (38,846)	$ (6,646)

See accompanying notes to financial statements.

MAKH GROUP CORP.

STATEMENTS OF CASH FLOWS

	For the Year ended December 31, 2016	For the Year ended December 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (37,397)	$ (773)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
Prepaid Expenses	(6,667)	-
Accrued Expenses	3,895
CASH FLOWS USED IN OPERATING ACTIVITIES	(40,169)	(773)

CASH FLOWS FROM INVESTING ACTIVITIES
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of Common stock	26,200	6,000
Proceeds from Loan from former director	8,100	849
CASH FLOWS PROVIDED BY IN FINANCING ACTIVITIES	34,300	6,849

NET INCREASE (DECREASE) IN CASH	(5,689)	6,076
Cash, beginning of period	6,076	-
Cash, end of period	$ 207	$ 6,076

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes to financial statements.

MAKH GROUP CORP.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2016 AND 2015

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

MAKH GROUP CORP. (the “Company”, “we” or “us”) was incorporated under the laws of the State of Nevada on August 13, 2014 (“Inception”) and has adopted December 31 fiscal year end. The Company intends to provide business-consulting service in China.

On January 30, 2017, a private transaction closed pursuant to a stock purchase agreement between Gulmira Makhmutova, the Company's President and CEO, and Anhui Weiyang Investment Holding Co. Ltd, by which it acquired 8,618,000 shares of common stock from Gulmira Makhmutova representing, along with private transactions between other shareholders, 99.9% of the issued and outstanding share capital of the Company on a fully-diluted basis. Anhui Weiyang Investment Holding Co. Ltd paid $340,000.00 in cash from company funds as consideration for ownership. In connection with the transaction., Ms. Makhmutova released the Company from all debts owed to her. The information set forth in Item 5.02 of this Form 8-K is incorporated by reference into this Item 5.01.

Upon the change of control of the Company, which occurred on January 30, 2017, Gulmira Makhmutova resigned immediately from her official positions in the Company. Accordingly, Ms. Makhmutova ceased to be the Company’s Director, CEO, CFO, President, and Treasurer, and on the same day the shareholders of the Corporation voted Mr. Yonghua Kang, as Director & CEO, Mr. Xinlong Liu as Director and COO, Ms. Aiyun Xu as Director and CFO, Mr. Shaochun Dong as Director, and Mr. Dagen Cheng as Director.

NOTE 2 – GOING CONCERN

The Company has incurred a loss since Inception (August 13, 2014) resulting in an accumulated deficit of $38,846 and $1,449 as of December 31, 2016 and 2015 respectively and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.  Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future.   The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Stock-Based Compensation

As of December 31, 2016 and 2015, the Company has not issued any stock-based payments to its employees.

Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At December 31, 2016 and 2015 the Company's bank deposits did not exceed the insured amounts.

Basic and Diluted Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

For the years ended December 31, 2016 and 2015 there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in these years.

Fair Value of Financial Instruments

ASC 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1: defined as observable inputs such as quoted prices in active markets;

Level 2:  defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3:  defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of cash and the Company’s loan from shareholder approximates its fair value due to their short-term maturity.

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC 740 “Income Taxes”. Under ASC 740 deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At December 31, 2016 and 2015, there were no unrecognized tax benefits.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during years ended December 31, 2016 and 2015.

NOTE 4 – COMMON STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $ 0.001 per share.

On November 5, 2015, the Company issued 6,000,000 shares of its common stock to the sole director, at $0.001 per share for total proceeds of $6,000.

At September 30, 2016, the Company issued 2,620,000 shares of its common stock to 29 shareholders at $0.01 per share for total proceeds of $26,200.

As at December 31, 2015, 8,620,000 shares of common stock were issued and outstanding.

NOTE 5 – PREPAID EXPENSES

As at December 31, 2016, the Company had $6,667 in prepaid expenses, consisting entirely of prepayment of an annual fee paid to OTC Markets Group. A prepaid expense is carried on the balance sheet of the Company as a current asset and amortized monthly. Accumulated amortization was calculated over 12 months period to be equivalent of $833 monthly.

NOTE 6 – INCOME TAXES

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

As of December 31, 2016 the Company had net operating loss (NOL) carry forwards of $33,397.  The deferred tax asset applicable to the net loss of $11,055 was offset entirely by a valuation allowance, which changed by $11,092 during 2016. As of December 31, 2015 the Company had net operating loss carry forwards of $773 that may be available to reduce future years’ taxable income through 2035. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, and “Accounting for Uncertainty in Income Taxes”. The Company had no material unrecognized income tax assets or liabilities as of December 31, 2016.

NOTE 7 – LOAN FROM FORMER SHAREHOLDER

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

As of December 31, 2015 and 2016, the amount outstanding was $1,525 and $9,625 respectively. The loan is non-interest bearing, due upon demand and unsecured.

The Company’s former sole shareholder and former director donated office space free of charge and will devote approximately 20 hours a week to the Company’s operations without payments. The revenue earned during the year ended were a result of the former director’s donated consulting hours to an independent third party.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Commitments:

The Company currently has no long-term commitments as of our balance sheet date.

Contingencies:

None as of our balance sheet date.

NOTE 9– SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements, other than as follows

On January 30, 2017, a private transaction closed pursuant to a stock purchase agreement between Gulmira Makhmutova, the Company's President and CEO, and Anhui Weiyang Investment Holding Co. Ltd, by which it acquired 8,618,000 shares of common stock from Gulmira Makhmutova representing, along with private transactions between other shareholders, 99.9% of the issued and outstanding share capital of the Company on a fully-diluted basis. Anhui Weiyang Investment Holding Co. Ltd paid $340,000 in cash from company funds as consideration for ownership. In connection with the transaction., Ms. Makhmutova released the Company from all debts owed to her. The information set forth in Item 5.02 of this Form 8-K is incorporated by reference into this Item 5.01.

Upon the change of control of the Company, which occurred on January 30, 2017, Gulmira Makhmutova resigned immediately from her official positions in the Company. Accordingly, Ms. Makhmutova ceased to be the Company’s Director, CEO, CFO, President, and Treasurer, and on the same day the shareholders of the Corporation voted Mr. Yonghua Kang, as Director & CEO, Mr. Xinlong Liu as Director and COO, Ms. Aiyun Xu as Director and CFO, Mr. Shaochun Dong as Director, and Mr. Dagen Cheng as Director.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2016, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.  We did not maintain appropriate cash controls – As of December 31, 2016, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at December 31, 2016, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2016, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Yonghua Kang Zheng Road (5# Plant) Shushan Industrial Park Hefei, China 230031 Tel. +189-5653-9083	27	Director, CEO
Xinlong Liu Zheng Road (5# Plant) Shushan Industrial Park Hefei, China 230031 Tel. +189-5653-9083 Huang Lei Zheng Road (5# Plant) Shushan Industrial Park Hefei, China 230031 Tel. +189-5653-9083	31 35	Director, COO Secretary
Aiyun Xu	36	Director, CFO
Zheng Road (5# Plant) Shushan Industrial Park Hefei, China 230031 Tel. +189-5653-9083
Shaochun Dong	42	Director
Zheng Road (5# Plant) Shushan Industrial Park Hefei, China 230031 Tel. +189-5653-9083
Dagen Cheng	41	Director
Zheng Road (5# Plant) Shushan Industrial Park Hefei, China 230031 Tel. +189-5653-9083

Biographical Information and Background of officers and directors

Xinlong Liu, 31, is the Chairman of Anhui Weiying Investment Holding Co. Ltd, and has been with the company since December 2014. His duties include overseeing the work of the President and other officers, and forming the company’s annual budget and investment plans. Mr Liu was formerly a Director of Amy International (Hong Kong) Co. Ltd. from 2011 to 2015. Amy International (Hong Kong) Co. Ltd. is a beauty equipment sales and service company. There, Mr. Liu was responsible for the day-to-day management and operations. Mr. Liu received his BS in Traditional Chinese Medicine from Southern Medical University (Guangzhou, China) in 2009.

Yonghua Kang, 27, is the President of Anhui Weiying Investment Holding Co. Ltd, and has been with the company since December 2014. Mr. Kang develops the company’s lead business strategy and operations, and oversees the day-to-day operations of the company. Mr. Kang was formerly the Vice-President of Amy International Co., Ltd. from 2012 to 2015, where he developed and managed the company’s marketing platform.

Shaochun Dong, 42, has been the Vice-President of Anhui Weiying Investment Holding Co. Ltd,  since February 2015. Mr. Dong manages the employment staff and respective departments, and aids the President in managing the day-to-day operations. Mr. Dong was formerly the Vice-President of Anhui Guogou Group Co. from 2010 to 2015. Anhui Guogou Group Co. specializes in industrial investment, trade logistics and modern finance. There, Mr. Dong was responsible for the management of the company’s day-to-day operations and business administration. Mr. Dong received his BA in Business Administration from Nanjing University of Science and Technology in 1998.

Dagen Cheng, 41, is the Vice President of Anhui Weiying Investment Holding Co. Ltd, and has been with the company since January 2015. He is an executive at the company managing its day-to-day operations. He was previously Vice President of Amy International Co. Ltd. from January 2010 to December 2014.

Aiyun Xu, 36, is the CFO of Anhui Weiying Investment Holding Co. Ltd,  and has been with the company since September 2016. She supervises the company’s accounting practices, organizes the company’s budget policy, and manages the company’s finances in compliance with the applicable laws. Ms. Xu was formerly the CFO of Anhui Nanxiang Group Co. from 2011 to 2015. Anhui Nanxiang Group Co.’s main business is in commercial property finance and investment. Ms. Xu was responsible for managing the company’s financial and accounting department. Ms. Xu received her BA in accounting from Anhui University of Finance and Economics in 2002, and is a certified accountant.

Huang Lei, 35, is the Secretary of Anhui Weiying Investment Holding Co. Ltd, and has been with the company since May 2016. He maintains the company’s branding with key customers by liaising directly between them and board of directors. Mr. Lei was formerly the Manager of the Department of Key Customers at the Hefei Branch of Ping An Insurance Company, a consulting and financial products company.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

We have no employees other than Yonghua Kang- director and CEO, Mr. Xinlong Liu- Director and COO, Ms. Aiyun Xu - Director and CFO, Mr. Shaochun Dong- Director, Mr. Dagen Cheng- Director, and Huang Lei -secretary; they are all currently devote approximately twenty hours per week to company matters. We intend to hire employees on an as needed basis.

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary and all other executive officers (collectively, the “Named Executive Officers”) from inception on August 13, 2014 until December 31, 2016.

SUMMARY COMPENSATION TABLE

Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Gulmira Makhmutova President Treasurer Director CFO, CEO	2015-2016	0	0	0	0	0	0	0	0
Dmitry Yaroshenko Secretary	2015- 2016	0	0	0	0	0	0	0	0

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of December 31, 2016, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of December 31, 2016 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Anhui Weiyang Investment Holding Co. Ltd Zheng Road (5# Plant) Shushan Industrial Park Hefei, China 230031	8,618,000 shares of common stock	99.9%

The percent of class is based on 8,620,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended December 31, 2016, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

During fiscal year ended December 31, 2016, we incurred approximately $10,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the reviews of our financial statements for the quarters ended October 31 2016, April 30, 2016, and July 31, 2016.

Item 15. Exhibits

The following exhibits are filed as part of this Annual Report.

Exhibits:

31.1

Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

31.2

Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1

Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAKH GROUP CORP.
Dated: April 17, 2017	S/ Yonghua Kang
By: Yonghua Kang, CEO

Exhibit 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

I, Yonghua Kang, certify that:

1.	I have reviewed this Form 10-K of MAKH GROUP CORP.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods present in this report;

4.

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13-a-15(f) and 15d-15(f)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involved management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: April 14th, 2017	By:	/s/ Yonghua Kang
Yonghua Kang
Director, Chief Executive Officer MAKH GROUP CORP.

      Exhibit 31.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

PURSUANT TO18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

I, Aiyun Xu, certify that:

I have reviewed this Form 10-K of MAKH GROUP CORP.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods present in this report;

4.

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13-a-15(f) and 15d-15(f)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involved management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: April 17th, 2017	By:	/s/ Aiyun Xu
Aiyun Xu
Chief Financial Officer MAKH GROUP CORP.

Exhibit 32.1

CERTIFICATION OF

PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF

THE SARBANES-OXLEY ACT OF 2002

In connection with this Annual Report of MAKH GROUP CORP. (the “Company”) on Form 10-K for the year ending December 31, 2016, as filed with the U.S. Securities and Exchange Commission on the date hereof (the “Report”), I, Yonghua Kang, Director and Chief Executive Officer (Principal Executive Officer) of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

1.	Such Yearly Report on Form 10-K for the year ending December 31, 2016, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in such Yearly Report on Form 10-K for the year ending December 31, 2016, fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 17th, 2017	By:	/s/ Yonghua Kang
Yonghua Kang
Director, Chief Executive Officer MAKH GROUP CORP.