Form 10-Q
period 2017-03-31
Makh Group Corp.
filed 2017-05-15
CIK 1657045

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ X ]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated, or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

1 | Page

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]
(Do not check if a smaller reporting company)

Smaller reporting company [X]	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Yes [   ]   No [ X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]   No [ X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of May 11, 2017, 8,620,000 shares of the Registrant’s voting common stock and 8,620,000 shares of the Registrant’s non-voting common stock were outstanding.

2 | Page

PART I. FINANCIAL INFORMATION

MAKH GROUP CORP. CONDENSED BALANCE SHEETS (UNAUDITED)
	MARCH 31, 2017	DECEMBER 31, 2016
ASSETS
Current Assets
Cash	$ -	$ 207
Prepaid expenses	4,168	6,667
Total current assets	4,168	6,874
Total Assets	$ 4,168	$ 6,874

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Loan from former director	$ 12,875	$ 9,625
Accrued Expenses	7,575	3,895

Total Liabilities	20,450	13,520

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
8,620,000 shares issued and outstanding as of March 31, 2017 and December 31, 2017	8,620	8,620
Additional paid-in-capital	23,580	23,580
Accumulated deficit	(48,482)	(38,846)
Total Stockholders’ Equity (Deficit)	(16,282)	(6,646)

Total Liabilities and Stockholders’ Equity (Deficit)	$ 4,168	$ 6,874

The accompanying notes are an integral part of these financial statements.

3 | Page

MAKH GROUP CORP.

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three months ended March 31, 2017	Three months ended March 31, 2016

Revenues	$ -	$ 1,500
Operating expenses
General and administrative expenses	9,636	5,655
Net loss from operations	(9,636)	(4,155)

Loss before taxes	(9,636)	(4,155)
Provision for taxes	-	-

Net loss	$ (9,636)	$ (4,155)
Loss per common share: Basic and Diluted	$ (0.00)*	$ (0.00)*
Weighted Average Number of Common Shares Outstanding: Basic and Diluted	8,620,000	6,000,000

* Denotes a loss of less than $(0.01) per share

The accompanying notes are an integral part of these financial statements.

MAKH GROUP CORP. CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Three months ended March 31, 2017	Three months ended March 31, 2016
Operating Activities
Net loss	$ (9,636)	$ (4,155)
Prepaid expenses	2,499	-
Accrued expenses	3,680	-
Net cash used in operating activities	(3,457)	(4,155)

Investing Activities	-	-
Net cash provided by (used in) investing activities	-	-
Financing Activities
Loans from director	3,250	-
Proceeds from sale of common stock	-	-
Net cash provided by financing activities	3,250	-
Net increase in cash and equivalents	(207)	(4,155)

Cash and equivalents at beginning of the period	207	6,076

Cash and equivalents at end of the period	$ 0	$ 1,921
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

5 | Page

MAKH GROUP CORP.

CONDENSED NOTES TO THE

FINANCIAL STATEMENTS

FOR THE THREE AND THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(UNAUDITED)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

MAKH GROUP CORP. (the “Company”, “we” or “us”) was incorporated under the laws of the State of Nevada on August 13, 2014 (“Inception”) and has adopted a December 31 fiscal year end. The Company intends to provide business-consulting services in China.

NOTE 2 – GOING CONCERN

The Company has incurred a loss since Inception (August 13, 2014) resulting in an accumulated deficit of $48,482 as of March 31, 2017 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.  Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future.   The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited condensed interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2016.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company’s year -end is December 31.

6 | Page

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Earnings Per Share

For the three months periods ended March 31, 2017 and 2016 there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in these years.

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

As of March 31, 2017 the Company had net operating loss carry forwards of $48,482 that may be available to reduce future years’ taxable income through 2036. However, the Company’s ability to use the net operating loss carryovers may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, and “Accounting for Uncertainty in Income Taxes”. The Company had no material unrecognized income tax assets or liabilities as of March 31, 2017.

NOTE 5 –RELATED PARTY ACTIVITY

7 | Page

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

As of March 31, 2017, the amount outstanding was $12,875. The loan is non-interest bearing, due upon demand and unsecured.

The Company’s sole shareholder and director donated office space free of charge and will devote approximately 20 hours a week to the Company’s operations without payments. The revenue earned during the three months ended were a result of the director’s donated consulting hours to an independent third party.

NOTE 6– SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2017 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

GENERAL

Our company plans to provide consulting services for selection of production plants and products in China. We plan to represent the interests of our future clients and act as our client’s authorized representative throughout the entire territory of China. Our principal office address is located at Zheng Road (5# Plant) Shushan Industrial Park,Hefei, China 230031.

Service

We offer the following set of services:

1) Search for production plants and business partners in China

2) Search for products and materials in China

8 | Page

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

RESULTS OF OPERATION

As of March 31, 2017, we have accumulated a deficit of $48,482. We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended March 31, 2017 compared to Three Month Period Ended March 31, 2016

Revenue

During the three months ended March 31, 2017 Company has not generated any revenue. During the three months ended March 31, 2016 the Company has generated $1,500 in revenue.

Operating Expenses

During the three month period ended March 31, 2017, we incurred total general and administrative expenses of $9,636 compared to $5,655 during the three months period ended March 31, 2016. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net Loss

Our net loss for the three months period ended March 31, 2017 was $9,636 compared to $4,155 during the three months period ended March 31, 2016 due to the factors discussed above.

Three Months Period Ended March 31, 2017 compared to Three Month Period Ended March 31, 2016

Revenue

During the Three months ended March 31, 2016, the Company generated $1,500 in revenue compared to $0 during the Three months period ended March 31, 2017. The Company provided consulting services according to an agreement with PECGIN & SCERTIZ, LLC.  dated March 1, 2016. The service included:

1) Searching for production plants and business partners in China.

9 | Page

2) Arrangement of business tours of product plants in China.

3) Development of logistic schemes of product delivery from China

4) Market analysis and marketing research in China

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2017 our current assets were $4,168 compared to $6,874 in current assets at December 31, 2016.  The decrease in cash was due to an increase Company expenses and the increase in prepaid expenses for a prepayment of an annual fee. As at March 31, 2017, our current liabilities were $20,450 compared to $ 13,520 as of December 31, 2016.

Stockholder’s equity was $6,646 as of December 31, 2016 compared to stockholder’s deficit of $16,282 as of March 31, 2017.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended March 31, 2017, net cash flows used in operating activities was $3,457, consisting of net loss of  $9,636,prepaid expenses of $2,499 and a $3,680 increase in accrued expenses.

Cash Flows from Investing Activities

We neither used, nor provided cash flows from investing activities during the three month period ended March 31, 2017.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the three month period ended March 31, 2017 were $3,250, consisting of loans from our director.

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

10 | Page

condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our December 31, 2016 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the three month period ended March 31, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three month period ended March 31, 2017.

11 | Page

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

MAKH GROUP CORP.
Dated: May 15, 2017	By: /s/ Yonghua Kang
Yonghua Kang, Director, Chief Executive Officer

12 | Page

Exhibit 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

I, Yonghua Kang, certify that:

1.	I have reviewed this Form 10-Q of MAKH GROUP CORP.;

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

	b)	Any fraud, whether or not material, that involved management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 15, 2017	By:	/s/ Yonghua Kang
Yonghua Kang
Director, Chief Executive Officer MAKH GROUP CORP.

      Exhibit 31.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

PURSUANT TO18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

I, Aiyun Xu, certify that:

I have reviewed this Form 10-Q of MAKH GROUP CORP.;

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

	b)	Any fraud, whether or not material, that involved management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 15, 2017	By:	/s/ Aiyun Xu
Aiyun Xu
Chief Financial Officer MAKH GROUP CORP.

Exhibit 32.1

CERTIFICATION OF

PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF

THE SARBANES-OXLEY ACT OF 2002

In connection with this Annual Report of MAKH GROUP CORP. (the “Company”) on Form 10-Q for the quarter ended March 31, 2017, as filed with the U.S. Securities and Exchange Commission on the date hereof (the “Report”), I, Yonghua Kang, Director and Chief Executive Officer (Principal Executive Officer) of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

1.	Such Yearly Report on Form 10-K for the year ending December 31, 2016, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in such Yearly Report on Form 10-K for the year ending December 31, 2016, fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 15, 2017	By:	/s/ Yonghua Kang
Yonghua Kang
Director, Chief Executive Officer MAKH GROUP CORP.