Form 10-Q
period 2017-06-30
Wewin Group Corp.
filed 2017-08-15
CIK 1657045

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

COMMISSION FILE NO. 333-209478

WEWIN GROUP CORP.

(Formerly Wewin Group Corp.)

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

Yes [   ]   No [ X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of May 11, 2017, 8,620,000 shares of the Registrant’s voting and non-voting common stock were outstanding.

2 | Page

3 | Page

PART I. FINANCIAL INFORMATION

WEWIN GROUP CORP. CONDENSED BALANCE SHEETS (UNAUDITED)
	JUNE 30, 2017	DECEMBER 31, 2016
ASSETS
Current Assets
Cash	$ 10,191	$ 207
Prepaid expenses	1,670	6,667
Total current assets	11,861	6,874

Total Assets	$ 11,861	$ 6,874

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Loan from former director	$ 29,725	$ 9,625
Accrued Expenses	13,225	3,895

Total Liabilities	42,950	13,520

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
8,620,000 shares issued and outstanding as of June 30, 2017	8,620	8,620
Additional paid-in-capital	23,580	23,580
Accumulated deficit	(63,289)	(38,846)
Total Stockholders’ Equity (Deficit)	(31,089)	(6,646)

Total Liabilities and Stockholders’ Equity (Deficit)	$ 11,861	$ 6,874

The accompanying notes are an integral part of these financial statements.

4 | Page

WEWIN GROUP CORP. CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)

	Three months ended June 30, 2017	Three months ended June 30, 2016	Six months ended June 30, 2017	Six months ended June 30, 2016

Revenues	$ -	$ -	$ -	$ 1,500
Operating expenses
General and administrative expenses	14,808	10,241	24,444	15,896
Net loss from operations	(14,808)	(10,241)	(24,444)	(14,396)

Loss before taxes	(14,808)	(10,241)	(24,444)	(14,396)

Provision for taxes	-	-	-	-

Net loss	$ (14,808)	$ (10,241)	$ (24,444)	$ (14,396)

Loss per common share: Basic and Diluted	$ (0.00)*	$ (0.00)*	$ (0.00)*	$ (0.00)*

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	8,620,000	7,797,143	8,620,000	6,898,571

? Denotes a loss of less than $(0.01) per share

The accompanying notes are an integral part of these financial statements.

WEWIN GROUP CORP. CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six months Ended June 30, 2017	Six months ended June 30, 2016
Operating Activities
Net loss	$ (24,444)	$ (14,396)
Prepaid expenses	4,998	-
Accrued expenses	9,330	-
Net cash used in operating activities	(10,116)	(14,396)

Investing Activities	-	-
Net cash provided by (used in) investing activities	-	-
Financing Activities
Loans from director	20,100	2,900
Proceeds from sale of common stock	-	26,200
Net cash provided by financing activities	20,100	29,100
Net increase in cash and equivalents	9,984	14,704

Cash and equivalents at beginning of the period	207	6,076

Cash and equivalents at end of the period	$ 10,191	$ 20,780
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

7 | Page

WEWIN GROUP CORP.

CONDENSED NOTES TO THE

FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

WEWIN GROUP CORP. (formerly Wewin Group Corp., the “Company”, “we” or “us”) was incorporated under the laws of the State of Nevada on August 13, 2014 (“Inception”) and has adopted a December 31 fiscal year end. The Company intends to provide business-consulting services in China.

NOTE 2 – GOING CONCERN

The Company has incurred a loss since Inception (August 13, 2014) resulting in an accumulated deficit of $63,289 as of June 30, 2017, and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.  Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future. The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and, or, the  private placement of common stock.  However, there can be no assurances that management's plans will be successful.

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

8 | Page

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

Earnings per Share

For the three months periods ended June 30, 2017 and 2016 there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in these years.

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

As of June 30, 2017 the Company had net operating loss carry forwards of $63,289 that may be available to reduce future years’ taxable income through 2036. However, the Company’s ability to use the net operating loss carryovers may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, and “Accounting for Uncertainty in Income Taxes”. The Company had no material unrecognized income tax assets or liabilities as of June 30, 2017.

NOTE 5 –RELATED PARTY ACTIVITY

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

As of June 30, 2017, the amount outstanding was $29,725. The loan is non-interest bearing, due upon demand and unsecured.

The Company’s sole shareholder and director donated office space free of charge and will devote approximately 20 hours a week to the Company’s operations without payments. The revenue earned during the three months ended were a result of the director’s donated consulting hours to an independent third party.

NOTE 6– SUBSEQUENT EVENTS

9 | Page

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2017 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

GENERAL

Our company plans to provide consulting services for selection of production plants and products in China. We plan to represent the interests of our future clients and act as our client’s authorized representative throughout the entire territory of China. Our principal office address is located at Zheng Road (5# Plant) Shushan Industrial Park

Hefei, China 230031.

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

RESULTS OF OPERATION

As of June 30, 2017, we have accumulated a deficit of $63,289. We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three and Six Months Periods Ended June 30, 2017 and 2016

10 | Page

Revenue

During the three and six months ended June 30, 2017 and 2016, the Company has not generated any revenue. During six months ended June 30, 2016, the Company has generated $1,500 in revenue. The Company provided consulting services according to an agreement with PECGIN & SCERTIZ, LLC. dated March 1, 2016. The service included:

1) Searching for production plants and business partners in China.

2) Arrangement of business tours of product plants in China.

3) Development of logistic schemes of product delivery from China

4) Market analysis and marketing research in China

Operating Expenses

During the three month period ended June 30, 2017, we incurred total general and administrative expenses of $14,808 compared to $10,241 during the three months period ended June 30, 2016.

During the six month period ended June 30, 2017, we incurred total general and administrative expenses of $24,444 compared to $14,396 during the six months period ended June 30, 2016. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net Loss

Our net loss for the three months period ended June 30, 2017 was $14,808 compared to $10,241 during the three months period ended June 30, 2016 due to the factors discussed above.

Our net loss for the six months period ended June 30, 2017 was $24,444 compared to $14,396 during the three months period ended June 30, 2016 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2017, our current assets were $11,861 compared to $6,874 at December 31, 2016, consisting of cash and prepaid expenses.  The increase in cash was due to ongoing increase in cash intake  and the increase in prepaid expenses to the Company in order to cover prepayment of an annual fee. As at June 30, 2017, our current liabilities were $42,950 compared to $ 13,520 as of December 31, 2016. The increase in liability is due to increase in advances from related parties to fund operations and increase in accrued expenses.

Stockholder’s deficit was $6,646 as of December 31, 2016 compared to stockholder’s deficit of $31,089 as of June 30, 2017.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended June 30, 2017, net cash flows used in operating activities was $10,116, consisting of net change of$24,444, prepaid expenses of $4,998 and a $9,330 increase in accrued expenses.

Cash Flows from Investing Activities

We neither used, nor provided cash flows from investing activities during the six months period ended June 30, 2017.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the six months period ended June 30, 2017 were $20,100, consisting of loans from our director.

11 | Page

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

12 | Page

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the three months period ended June 30, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three months period ended June 30, 2017.

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

WEWIN GROUP CORP.
Dated: August 15, 2017	By: /s/ Yonghua Kang
Yonghua Kang, Director, Chief Executive Officer

13 | Page

Exhibit 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

I, Yonghua Kang, certify that:

1.	I have reviewed this Form 10-Q of WEWIN GROUP CORP.;

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

	b)	Any fraud, whether or not material, that involved management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 15th, 2017	By:	/s/ Yonghua Kang
Yonghua Kang
Director, Chief Executive Officer WEWIN GROUP CORP.

14 | Page

  Exhibit 31.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

PURSUANT TO18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

I, Yonghua Kang, certify that:

1.	I have reviewed this Form 10-Q of WEWIN GROUP CORP.;

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

	b)	Any fraud, whether or not material, that involved management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 15th, 2017	By:	/s/ Yonghua Kang
Yonghua Kang
Chief Financial Officer WEWIN GROUP CORP.

Exhibit 32.1

CERTIFICATION OF

PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF

THE SARBANES-OXLEY ACT OF 2002

In connection with this Annual Report of WEWIN GROUP CORP. (the “Company”) on Form 10-Q for the Quarter ending June 30, 2017, as filed with the U.S. Securities and Exchange Commission on the date hereof (the “Report”), I, Yonghua Kang, Director and Chief Executive Officer (Principal Executive Officer) of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

1.	Such Quarterly Report on Form 10-Q for the quarter ending June 30, 2017, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in such Quarterly Report on Form 10-Q for the quarter ending June 30, 2017, fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 15th, 2017	By:	/s/ Yonghua Kang
Yonghua Kang
Director, Chief Executive Officer WEWIN GROUP CORP.

15 | Page