Form 10-Q
period 2017-09-30
Wewin Group Corp.
filed 2017-11-17
CIK 1657045

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

COMMISSION FILE NO. 333-209478

WEWIN GROUP CORP.

(Formerly Makh Group Corp.)

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

Yes [   ]   No [ X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of October 25, 2017, 8,620,000 shares of the Registrant’s voting and non-voting common stock were outstanding.

2 | Page

3 | Page

PART I. FINANCIAL INFORMATION

WEWIN GROUP CORP. CONDENSED BALANCE SHEETS (UNAUDITED)
	SEPTEMBER 30, 2017	DECEMBER 31, 2016
ASSETS
Current Assets
Cash	$ 4,552	$ 207
Prepaid expenses	1,670	6,667
Total current assets	6,222	6,874

Total Assets	$ 6,222	$ 6,874

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Loan from former director	$ 39,725	$ 9,625
Accrued Expenses	14,585	3,895

Total Liabilities	54,310	13,520

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
8,620,000 shares issued and outstanding as of September 30, 2017	8,620	8,620
Additional paid-in-capital	23,580	23,580
Accumulated deficit	(80,288)	(38,846)
Total Stockholders’ Equity (Deficit)	(48,088)	(6,646)

Total Liabilities and Stockholders’ Equity (Deficit)	$ 6,222	$ 6,874

The accompanying notes are an integral part of these financial statements.

4 | Page

WEWIN GROUP CORP. CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)

	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016

Revenues	$ -	$ -	$ -	$ 1,500
Operating expenses
General and administrative expenses	16,999	16,564	41,442	32,460
Net loss from operations	(16,999)	(16,564)	(41,442)	(30,960)

Loss before taxes	(16,999)	(16,564)	(41,442)	(30,960)

Provision for taxes	-	-	-	-

Net loss	$ (16,999)	$ (16,564)	$ (41,442)	$ (30,960)

Loss per common share: Basic and Diluted	$ (0.00)*	$ (0.00)*	$ (0.00)*	$ (0.00)*

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	8,620,000	8,620,000	8,620,000	8,210,819

* Denotes a loss of less than $(0.01) per share

The accompanying notes are an integral part of these financial statements.

5 | Page

WEWIN GROUP CORP. CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine months Ended September 30, 2017	Nine months ended September 30, 2016
Operating Activities
Net loss	$ (41,442)	$ (30,960)
Prepaid expenses	4,997	(9,167)
Accrued expenses	10,690	-
Net cash used in operating activities	(25,755)	(40,127)

Investing Activities	-	-
Net cash provided by (used in) investing activities	-	-
Financing Activities
Loans from director	30,100	7,900
Proceeds from sale of common stock	-	26,200
Net cash provided by financing activities	30,100	34,100
Net increase in cash and equivalents	4,345	(6,027)

Cash and equivalents at beginning of the period	207	6,076

Cash and equivalents at end of the period	$ 4,552	$ 49
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

6 | Page

WEWIN GROUP CORP.

CONDENSED NOTES TO THE

FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

WEWIN GROUP CORP. (formerly Makh Group Corp., the “Company”, “we” or “us”) was incorporated under the laws of the State of Nevada on August 13, 2014 (“Inception”) and has adopted a December 31 fiscal year end. The Company intends to provide business-consulting services in China.

NOTE 2 – GOING CONCERN

The Company has incurred a loss since Inception (August 13, 2014) resulting in an accumulated deficit of $80,288 as of September 30, 2017, and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.  Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future. The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

7 | Page

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

Earnings per Share

For the three months periods ended September 30, 2017 and 2016 there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in these years.

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

As of September 30, 2017 the Company had net operating loss carry forwards of $80,288 that may be available to reduce future years’ taxable income through 2036. However, the Company’s ability to use the net operating loss carryovers may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, and “Accounting for Uncertainty in Income Taxes”. The Company had no material unrecognized income tax assets or liabilities as of September 30, 2017.

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

As of September 30, 2017, the amount outstanding was $39,725. The loan is non-interest bearing, due upon demand and unsecured.

The Company’s sole shareholder and director donated office space free of charge and will devote approximately 20 hours a week to the Company’s operations without payments. The revenue earned during the three months ended were a result of the director’s donated consulting hours to an independent third party.

NOTE 6– SUBSEQUENT EVENTS

8 | Page

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2017 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

RESULTS OF OPERATION

As of September 30, 2017, we have accumulated a deficit of $80,288. We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three and Nine Months Periods Ended September 30, 2017 and 2016

9 | Page

Revenue

During three months ended September 30, 2017 and 2016, the Company has not generated any revenue. During nine months ended September 30, 2017, the Company has not generated any revenue. During nine months ended September 30, 2016, the Company has generated $1,500 in revenue.  The Company provided consulting services according to an agreement with PECGIN & SCERTIZ, LLC. dated March 1, 2016. The service included:

1) Searching for production plants and business partners in China.

2) Arrangement of business tours of product plants in China.

3) Development of logistic schemes of product delivery from China

4) Market analysis and marketing research in China

Operating Expenses

During the three month period ended September 30, 2017, we incurred total general and administrative expenses of $16,999 compared to $16,564 during the three months period ended September 30, 2016.

During the nine month period ended September 30, 2017, we incurred total general and administrative expenses of $41,442 compared to $32,460 during the nine months period ended September 30, 2016. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net Loss

Our net loss for the three months period ended September 30, 2017 was $16,999 compared to $16,564 during the three months period ended September 30, 2016 due to the factors discussed above.

Our net loss for the nine months period ended September 30, 2017 was $41,442 compared to $30,960 during the three months period ended September 30, 2016 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As at September 30, 2017, our current assets were $6,222 compared to $6,874 at December 31, 2016, consisting of cash and prepaid expenses.  The increase in cash was due to ongoing increase in cash intake and the increase in prepaid expenses to the Company in order to cover prepayment of an annual fee. As at September 30, 2017, our current liabilities were $54,310 compared to $ 13,520 as of December 31, 2016. The increase in liability is due to increase in advances from related parties to fund operations and increase in accrued expenses.

Stockholder’s deficit was $6,646 as of December 31, 2016 compared to stockholder’s deficit of $48,088 as of September 30, 2017.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended September 30, 2017, net cash flows used in operating activities was $25,755, consisting of net loss of $41,442, prepaid expenses of $4,997 and a $10,690 increase in accrued expenses.

Cash Flows from Investing Activities

We neither used, nor provided cash flows from investing activities during the nine months period ended September 30, 2017.

Cash Flows from Financing Activities

10 | Page

Cash flows provided by financing activities during the nine month period ended September 30, 2017 were $30,100 compared to $34,100 during the nine month period ended September 30, 2016, consisting of loans from our director and proceeds from sale of stock in 2016.

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

11 | Page

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the three months period ended September 30, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three months period ended September 30, 2017.

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

12 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEWIN GROUP CORP.
Dated: November 17, 2017	By: /s/ Yonghua Kang
Yonghua Kang, Director, Chief Executive Officer and Chief Financial Officer

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

	b)	Any fraud, whether or not material, that involved management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 17, 2017	By:	/s/ Yonghua Kang
Yonghua Kang
Director, Chief Executive Officer and Chief Financial Officer WEWIN GROUP CORP.

15 | Page

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

Date: November 17, 2017	By:	/s/ Yonghua Kang
Yonghua Kang
Chief Financial Officer and Chief Financial Officer WEWIN GROUP CORP.

Exhibit 32.1

CERTIFICATION OF

PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF

THE SARBANES-OXLEY ACT OF 2002

In connection with this Annual Report of WEWIN GROUP CORP. (the “Company”) on Form 10-Q for the Quarter ending September 30, 2017, as filed with the U.S. Securities and Exchange Commission on the date hereof (the “Report”), I, Yonghua Kang, Director and Chief Executive Officer (Principal Executive Officer) of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

1.	Such Quarterly Report on Form 10-Q for the quarter ending September 30, 2017, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in such Quarterly Report on Form 10-Q for the quarter ending September 30, 2017, fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 17, 2017	By:	/s/ Yonghua Kang
Yonghua Kang
Director, Chief Executive Officer and Chief Financial Officer WEWIN GROUP CORP.

17 | Page