Form 10-K
period 2017-12-31
Wewin Group Corp.
filed 2018-04-19
CIK 1657045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No.  333-209478

WEWIN GROUP CORP.
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

As of December 31, 2017, the registrant had 8,620,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of December 31, 2017.

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

GENERAL

Our company plans to provide consulting services for selection of production plants and products in China. We plan to represent the interests of our future clients and act as our client’s authorized representative throughout the entire territory of China. Our principal office address is located at Zheng Road (5# Plant) Shushan Industrial Park, Hefei, China 230031. Our telephone number is Tel.  +189-5653-9083.

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

Upon a successful launch of our website, we plan to create pages in social networks (Twitter, Instagram, Google+, Facebook) to make sure that our potential clients have complete information about provided services, promotions and offers.

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

Employees and Employment Agreements

At present, we have no employees other than our officers and directors.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future.  There are presently no personal benefits available to any officers, directors or employees.

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

 During the year ended December 31, 2017, no shares of our common stock have traded.

Number of Holders

As of December 31, 2017, the 8,620,000 issued and outstanding shares of common stock were held by a total of 2 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended December 31, 2016 and 2017.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

During the nine month period ended September 30, 2016, the Company issued 2,620,000 shares of its common stock to 29 shareholders at $0.01 per share for total proceeds of $26,200. Since that time, 8,618,000 of the Company’s outstanding shares were sold to the Company’s current majority shareholder, which has been discussed in previous filings.

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

FISCAL YEARENDED DECEMBER 31, 2017 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2016.

Our net loss for the fiscal year ended December 31, 2017 was $33,265 compared to a net loss of $37,397 during the fiscal year ended December 31, 2016. During fiscal years ended December 31, 2017, the Company had not generated any revenue.  During fiscal years ended December 31, 2016, the Company has generated $1,500 in revenue.

Expenses incurred during the fiscal year ended December 31, 2017 compared to fiscal year ended December 31, 2016 decreased primarily due to the decreased scale and scope of business operations.  Professional fees generally include legal fees, auditor and accounting expenses.

The weighted average number of shares outstanding was 8,820,000 and 7,785,260 for the fiscal years ended December 31, 2017 and 2016 respectively.

GOING CONCERN

The Company has incurred a loss since Inception (August 13, 2014) resulting in an accumulated deficit of $(72,111) and $(38,846) as of December 31, 2017 and 2016 respectively and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.  Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future.   The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Revenue

During the year ended December 31, 2017, the Company has not generated any revenue.  During the year ended December 31, 2016, the Company has generated $1,500 in revenue. This revenue was generated through a service agreement between the Company and Pecgin & Scertiz, LLC to provide business and market consulting services.

Operating Expenses

During the year ended December 31, 2017, we incurred total expenses and professional fees of $33,265 compared to $38,897 during the year ended December 31, 2016. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net Loss

Our net loss for the year ended December 31, 2016 was $37,397 compared to $33,265 during the year ended December 31, 2017 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2017 our current assets were $13,163 compared to $6,874 in current assets at December 31, 2016.  As of December 31, 2017, our current liabilities were $43,449 compared to $13,520 as of December 31, 2016.

Stockholder’s equity (deficit) was $(30,286) as of December 31, 2017 compared to stockholder’s equity (deficit) of $(6,646) as of December 31, 2016.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the years ended December 31, 2017, net cash flows used in operating activities was $35,420 as compared to $40,169 used during 2016.

Cash Flows from Investing Activities

We neither used, nor provided cash flows from investing activities during the years ended December 31, 2017 and 2016.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the year ended December 31, 2017 were $41,709, consisting of loans from a related party.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' reportsaccompanying our December 31, 2017 and December 31, 2016financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

WEWIN GROUP CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (CURRENT)

To the Board of Directors and Stockholders of

WeWin Group Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of WeWin Group Corp. (the Company) as of December 31, 2017, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2017, and the related notes  (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses since inception, has negative cash flows from operations, and has negative working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 to the financial statements.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Haynie & Company

Salt Lake City, Utah

April 17, 2018

We have served as the Company’s auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (FORMER)

To the Board of Directors and Stockholders

Makh Group Corp. (now known as WeWin Group Corp.)

City of Hefei, China

We have audited the accompanying balance sheet of Makh Group Corp. (now known as WeWin Group Corp.) as of December 31, 2016 and the related statements of operations, stockholders’ equity/ (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Makh Group Corp. (now known as WeWin Group Corp.) as of December 31, 2016 and the related statements of operations, stockholders’ equity/ (deficit) and cash flows for the year then are in conformity with  accounting principles generally accepted in the United States of America.

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

/s/ Pritchett, Siler & Hardy, P.C

Pritchett, Siler & Hardy, P.C

Salt Lake City, Utah 84111

April 12, 2017

WEWIN GROUP CORP.

BALANCE SHEETS

ASSETS	December 31, 2017	December 31, 2016
Current Assets
Cash and cash equivalents	$ 6,496	$ 207

Prepaid Expenses	6,667	6,667

Total Current Assets	13,163	6,874
Total Assets	$ 13,163	$ 6,874

LIABILITIES AND STOCKHOLDERS’ EQUITY/ (DEFICIT)
Liabilities
Current Liabilities
Loan from related party	$ 41,709	$ 9,625
Accrued Expenses	1,740	3,895

Total Liabilities	43,449	13,520
Commitments and Contingencies Stockholders’ Equity (Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized, 8,620,000 and 8,620,000 shares issued and outstanding at December 31, 2017 and 2016 respectively;	8,620	8,620
Additional paid-in-Capital	33,205	23,580
Accumulated (deficit)	(72,111)	(38,846)
Total Stockholders’ Equity (Deficit)	(30,286)	(6,646)

Total Liabilities and Stockholders’ Equity (Deficit)	$ 13,163	$ 6,874

See accompanying notes to financial statements.

WEWIN GROUP CORP.

STATEMENTS OF OPERATIONS

	Year ended December 31, 2017	Year ended December 31, 2016

REVENUES	$ -	$ 1,500

OPERATING EXPENSES
Professional Fees	32,519	38,476
General and administrative Expenses	746	421
TOTAL OPERATING EXPENSES	33,265	38,897

NET LOSS FROM OPERATIONS	(33,265)	(37,397)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (33,265)	$ (37,397)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)*	$ (0.00)*

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	8,620,000	7,785,260

*Denotes a loss of less than $(0.01) per share

See accompanying notes to financial statements.

WEWIN GROUP CORP.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2015	6,000,000	$ 6,000	$ -	$ (1,449)	$ 4,551
Common shares issued for cash at $ 0.01 per share as of September 30, 2016	2,620,000	2,620	23,580	-	26,200
Net loss				(37,397)	(37,397)

Balance, December 31, 2016	8,620,000	$ 8,620	$ 23,850	$ (38,846)	$ (6,646)
Forgiveness of related party loan			9,265		9,625
Net loss				(33,265)	(33,265)
Balance, December 31, 2017	8,620,000	$ 8,620	$ 33,205	$ (72,111)	$ (30,286)

See accompanying notes to financial statements.

WEWIN GROUP CORP.

STATEMENTS OF CASH FLOWS

	For the Year ended December 31, 2017	For the Year ended December 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (33,265)	$ (37,397)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
Prepaid Expenses	-	(6,667)
Accrued Expenses	(2,155)	3,895
CASH FLOWS USED IN OPERATING ACTIVITIES	(35,420)	(40,169)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of Common stock	-	26,200

Proceeds from Related Party Loan	41,709	8,100
CASH FLOWS PROVIDED BY IN FINANCING ACTIVITIES	41,709	34,300

NET INCREASE (DECREASE) IN CASH	6,289	(5,689)
Cash, beginning of period	207	6,076
Cash, end of period	$ 6,496	$ 207

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Forgiveness of Related party debt to Paid-in capital:                                                                                                              $9,635

See accompanying notes to financial statements.

WEWIN GROUP CORP.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

WEWIN GROUP CORP. (the “Company”, “we” or “us”) was incorporated under the laws of the State of Nevada on August 13, 2014 (“Inception”) and has adopted December 31 fiscal year end. The Company intends to provide business-consulting service in China.

On January 30, 2017, a private transaction closed pursuant to a stock purchase agreement between Gulmira Wewinmutova, the Company's President and CEO, and Anhui Weiyang Investment Holding Co. Ltd, by which it acquired 8,618,000 shares of common stock from Gulmira Wewinmutova representing, along with private transactions between other shareholders, 99.9% of the issued and outstanding share capital of the Company on a fully-diluted basis. Anhui Weiyang Investment Holding Co. Ltd paid $340,000 from company funds as consideration for ownership. In connection with the transaction., Ms. Wewinmutova released the Company from all debts owed to her.

Upon the change of control of the Company, which occurred on January 30, 2017, Gulmira Wewinmutova resigned immediately from her official positions in the Company. Accordingly, Ms. Wewinmutova ceased to be the Company’s Director, CEO, CFO, President, and Treasurer, and on the same day the shareholders of the Corporation voted Mr. Yonghua Kang, as Director & CEO, Mr. Xinlong Liu as Director and COO, Ms. Aiyun Xu as Director and CFO, Mr. Shaochun Dong as Director, and Mr. Dagen Cheng as Director.

NOTE 2 – GOING CONCERN

The Company has incurred losses since Inception (August 13, 2014) resulting in an accumulated (deficit) of $(72,111) and $(38,846) as of December 31, 2017 and 2016 respectively and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.  Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future.   The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company’s year-end is December 31.

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

Stock-Based Compensation

As of December 31, 2017 and 2016, the Company has not issued any stock-based payments to its employees.

Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 605, “Revenue Recognition”. ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At December 31, 2017 and 2016 the Company's bank deposits did not exceed the insured amounts.

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

For the years ended December 31, 2017 and 2016 there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in these years.

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At December 31, 2017 and 2016, there were no unrecognized tax benefits.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during years ended December 31, 2017 and 2016.

NOTE 4 – COMMON STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $ 0.001 per share.

At September 30, 2016, the Company issued 2,620,000shares of its common stock to 2 shareholders at $0.01per share for total proceeds of $26,200.

As at December 31, 2017, 8,620,000 shares of common stock were issued and outstanding.

NOTE 5 – INCOME TAXES

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

As of December 31, 2017 the Company had net operating loss (NOL) carry forwards of $70,371.  The deferred tax asset applicable to the net loss of $17,592 was offset entirely by a valuation allowance, which changed by $17,592 during 2017. As of December 31, 2016 the Company had net operating loss carry forwards of $34,951 that may be available to reduce future years’ taxable income through 2035. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our consolidated balance sheets at December 31, 2017 or 2016, and have not recognized interest and/or penalties in the consolidated statement of operations for the years ended December 31, 2017 or 2016.

The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, and “Accounting for Uncertainty in Income Taxes”. The Company had no material unrecognized income tax assets or liabilities as of December 31, 2017.

NOTE 6 – LOAN FROM FORMER SHAREHOLDER

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

As of December 31, 2017 and 2016, the amount outstanding was $41,709 and $9,625 respectively. The loan is non-interest bearing, due upon demand and unsecured.

The Company’s former sole shareholder and former director donated office space free of charge and will devote approximately 20 hours a week to the Company’s operations without payments. The revenue earned during the year ended December 31, 2016 was a result of the former director’s donated consulting hours to the Company to provide consulting services.

During 2017 proceeds from related party loans were $41,709.  During 2017, $9,625 of loans from a former officer and majority shareholder was forgiven and reclassified to additional paid in capital.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Commitments:

The Company currently has no long-term commitments as of our balance sheet date.

Contingencies:

None as of our balance sheet date.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2017 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2017, the Company determined that internal control was ineffective because there were control deficiencies that constituted material weaknesses, as described below.

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

  We did not maintain appropriate cash controls – As of December 31, 2017, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.
  We did not implement appropriate information technology controls – As at December 31, 2017, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2017, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Zheng Road (5# Plant) Shushan Industrial Park Hefei, China 230031 Tel. +189-5653-9083

Biographical Information and Background of officers and directors

Xinlong Liu, 31, is the Chairman of Anhui Weiying Investment Holding Co. Ltd, and has been with that Company since December 2014. He was appointed to his current position with WeWin Group Corp. on January 30, 2017. His duties include overseeing the work of the President and other officers, and forming the company’s annual budget and investment plans. Mr Liu was formerly a Director of Amy International (Hong Kong) Co. Ltd. from 2011 to 2016. Amy International (Hong Kong) Co. Ltd. is a beauty equipment sales and service company. There, Mr. Liu was responsible for the day-to-day management and operations. Mr. Liu received his BS in Traditional Chinese Medicine from Southern Medical University (Guangzhou, China) in 2009.

Yonghua Kang, 27, is the President of Anhui Weiying Investment Holding Co. Ltd, and has been with the company since December 2014. He was appointed to his current position with WeWin Group Corp. on January 30, 2017. Mr. Kang develops the company’s lead business strategy and operations, and oversees the day-to-day operations of the company. Mr. Kang was formerly the Vice-President of Amy International Co., Ltd. from 2012 to 2016, where he developed and managed the company’s marketing platform.

Shaochun Dong, 42, has been the Vice-President of Anhui Weiying Investment Holding Co. Ltd,  since February 2016. He was appointed to his current position with WeWin Group Corp. on January 30, 2017. Mr. Dong manages the employment staff and respective departments, and aids the President in managing the day-to-day operations. Mr. Dong was formerly the Vice-President of Anhui Guogou Group Co. from 2010 to 2016. Anhui Guogou Group Co. specializes in industrial investment, trade logistics and modern finance. There, Mr. Dong was responsible for the management of the company’s day-to-day operations and business administration. Mr. Dong received his BA in Business Administration from Nanjing University of Science and Technology in 1998.

Dagen Cheng, 41, is the Vice President of Anhui Weiying Investment Holding Co. Ltd, and has been with the company since January 2016. He is an executive at the company managing its day-to-day operations. He was previously Vice President of Amy International Co. Ltd. from January 2010 to December 2014. He was appointed to his current position with WeWin Group Corp. on January 30, 2017.

Aiyun Xu, 36, is the CFO of Anhui Weiying Investment Holding Co. Ltd,  and has been with the company since September 2017. She was appointed to her current position with WeWin Group Corp. on January 30, 2017. She supervises the company’s accounting practices, organizes the company’s budget policy, and manages the company’s finances in compliance with the applicable laws. Ms. Xu was formerly the CFO of Anhui Nanxiang Group Co. from 2011 to 2016. Anhui Nanxiang Group Co.’s main business is in commercial property finance and investment. Ms. Xu was responsible for managing the company’s financial and accounting department. Ms. Xu received her BA in accounting from Anhui University of Finance and Economics in 2002, and is a certified accountant.

Huang Lei, 35, is the Secretary of Anhui Weiying Investment Holding Co. Ltd, and has been with the company since May 2017. He maintains the company’s branding with key customers by liaising directly between them and board of directors. Mr. Lei was formerly the Manager of the Department of Key Customers at the Hefei Branch of Ping An Insurance Company, a consulting and financial products company. He was appointed to his current position with WeWin Group Corp. on January 30, 2017.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

We have no employees other than Yonghua Kang- director and CEO, Mr. Xinlong Liu- Director and COO, Ms. Aiyun Xu - Director and CFO, Mr. Shaochun Dong- Director, Mr. Dagen Cheng- Director,and Huang Lei -secretary; they are all currently devote approximately twenty hours per week to company matters. We intend to hire employees on an as needed basis.

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary and all other executive officers (collectively, the “Named Executive Officers”) from inception on August 13, 2014 until December 31, 2017.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Aiyun Xu- Director, CFO Andrei Gurduiala- Former President Yonghua Kang- Director, CEO Xinlong Liu- Director, COO	2016-2017	0	0	0	0	0	0	0	0
Aiyun Xu- Director, CFO Andrei Gurduiala- Former President Yonghua Kang- Director, CEO Xinlong Liu- Director, COO	2016- 2017	0	0	0	0	0	0	0	0

There are no current employment agreements between the company and its officers. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of December 31, 2017, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of December 31, 2017 and as of the date of the filing of this annual report by:

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

Item 13. Certain Relationships and Related Transactions

During the year ended December 31, 2017, we had not entered into any transactions with our officers or directors, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

The following table sets forth the fees billed by our principal independent accountants Pritchett, Siler & Hardy, P.C. for 2016 and Haynie & Company for 2017, for the categories of services indicated.

	Years Ended December 31,
Category	2017	2016
Audit Fees	$10,000	$10,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$10,000	$10,000

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

WEWIN GROUP CORP.

Dated: April 18, 2018

S/ Yonghua Kang

By:   Yonghua Kang, CEO, Director

Dated: April 18, 2018

S/ Aiyun Xu

By:   Aiyun Xu, CFO and Principal Accounting Officer, Director

Dated: April 18, 2018

S/ Xinlong Liu

By:   Xinlong Liu, COO, Director

Exhibit 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

I, Yonghua Kang, certify that:

1.	I have reviewed this Form 10-K of WEWIN GROUP CORP.;

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

	b)	Any fraud, whether or not material, that involved management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: April 18, 2018	By:	/s/ Yonghua Kang
Yonghua Kang
Director, Chief Executive Officer WEWIN GROUP CORP.

  Exhibit 31.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

PURSUANT TO18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

I, Aiyun Xu, certify that:

1.	I have reviewed this Form 10-K of WEWIN GROUP CORP.;

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

	b)	Any fraud, whether or not material, that involved management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: April 18, 2018	By:	/s/ Aiyun Xu
Aiyun Xu
Chief Financial Officer WEWIN GROUP CORP.

Exhibit 32.1

CERTIFICATION OF

PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF

THE SARBANES-OXLEY ACT OF 2002

In connection with this Annual Report of WEWIN GROUP CORP. (the “Company”) on Form 10-K for the year ending December 31, 2017, as filed with the U.S. Securities and Exchange Commission on the date hereof (the “Report”), I, Yonghua Kang, Director and Chief Executive Officer (Principal Executive Officer) of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

1.	Such Yearly Report on Form 10-K for the year ending December 31, 2017, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in such Yearly Report on Form 10-K for the year ending December 31, 2017, fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 18, 2018	By:	/s/ Yonghua Kang
Yonghua Kang
Director, Chief Executive Officer WEWIN GROUP CORP.