Form 10-Q
period 2018-03-31
Wewin Group Corp.
filed 2018-05-18
CIK 1657045

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes [   ]   No [ X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of May 15, 2018, 8,620,000 shares of the Registrant’s voting and non-voting common stock were outstanding.

PART I. FINANCIAL INFORMATION

WEWIN GROUP CORP. CONDENSED BALANCE SHEETS
	MARCH 31, 2018 (Unaudited)	DECEMBER 31, 2017
ASSETS
Current Assets
Cash	$ 4,131	$ 6,496
Prepaid expenses	4,998	6,667
Total current assets	9,129	13,163
Total Assets	$ 9,129	$ 13,163

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Loan from related party	$ 41,709	$ 41,709
Accrued Expenses	1,740	1,740
Total Liabilities	43,449	43,449
Commitments and Contingencies

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
8,620,000 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively;	8,620	8,620
Additional paid-in-capital	33,205	33,205
Accumulated deficit	(76,145)	(72,111)
Total Stockholders’ Equity (Deficit)	(34,320)	(30,286)

Total Liabilities and Stockholders’ Equity (Deficit)	$ 9,129	$ 13,163

The accompanying notes are an integral part of these financial statements.

WEWIN GROUP CORP. CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31, 2018	Three months ended March 31, 2017

Revenues	$ -	$ -
Operating expenses
General and administrative expenses	4,034	9,636
Net loss from operations	(4,034)	(9,636)

Loss before taxes	(4,034)	(9,636)

Provision for taxes	-	-

Net loss	$ (4,034)	$ (9,636)

Loss per common share: Basic and Diluted	$ (0.00)*	$ (0.00)*

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	8,620,000	8,620,000

* Denotes a loss of less than $(0.01) per share

The accompanying notes are an integral part of these financial statements.

WEWIN GROUP CORP. CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Three months Ended March 31, 2018	Three months ended March 31, 2017
Operating Activities
Net loss	$ (4,034)	$ (9,636)
Changes in operating assets and liabilities:

Prepaid expenses	1,669	2,499
Accrued expenses	-	3,680
Net cash used in operating activities	(2,635)	(3,457)

Investing Activities	-	-
Net cash provided by (used in) investing activities	-	-
Financing Activities
Loans from director	-	3,250
Net cash provided by financing activities	-	3,250
Net decrease in cash and equivalents	(2,365)	(207)

Cash and equivalents at beginning of the period	6,496	207

Cash and equivalents at end of the period	$ 4,131	$ -
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

WEWIN GROUP CORP.

CONDENSEDNOTES TO THE

FINANCIAL STATEMENTS

FOR THE THREE AND THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(UNAUDITED)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

WEWIN GROUP CORP. (formerly Makh Group Corp., the “Company”, “we” or “us”) was incorporated under the laws of the State of Nevada on August 13, 2014 (“Inception”) and has adopted a December 31 fiscal year end.The Company intends to provide business-consulting services in China.

NOTE 2 – GOING CONCERN

The Company has incurred losses since Inception (August 13, 2014) resulting in an accumulated deficit of $76,145 as of March 31, 2018, and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.  Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future. The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited condensed interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2017.

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

Earnings per Share

For the three month periods ended March 31, 2018 and 2017 there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in these periods.

NOTE 4 –RELATED PARTY ACTIVITY

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

As ofMarch 31, 2018 and December 31, 2017, theamountoutstandingwas$41,709.The loan is non-interest bearing, due upon demand and unsecured.

The Company’s sole shareholder and director donated office space free of charge and will devote approximately 20 hours a week to the Company’s operations without payments.

NOTE 5– SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2018 to the date these financial statements were issued, andhas determined that it does not have any material subsequent events to disclose in these financial statements.

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

RESULTS OF OPERATION

As of March 31, 2018, we have accumulated a deficit of $76,145. We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Months Periods Ended March 31, 2018 and 2017

Revenue

During the three months ended March 31, 2018 and 2017, the Company has not generated any revenue.

Operating Expenses

During the three month period ended March 31, 2018, we incurred total general and administrative expenses of $4,034 compared to $9,636 during the three months period ended March 31, 2017.  The operating expenses decreased due to minimal business activities.

 General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net Loss

Our net loss for the three months period ended March 31, 2018 was $4,034 compared to $9,636 during the three months period ended March 31, 2017 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2018, our current assets were $9,129 compared to $13,163 at December 31, 2017, consisting of cash and prepaid expenses.  The decrease in cash was due to net losses and the decrease in prepaid was due to amortization. As at March 31, 2018, our current liabilities were $43,449 compared to $ 43,449 as of December 31, 2017.

Stockholder’s deficit was $34,320 as of March 31, 2018 compared to stockholder’s deficit of $30,286 as of December 31, 2017

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended March 31, 2018, net cash flows used in operating activities was $(2,365), consisting of net loss of $4,034, and a decrease in prepaid expenses of $1,669.

For the three month period ended March 31, 2017, net cash flows used in operating activities was $(3,357), consisting of net loss of $(9,636), prepaid expenses 2,499 and accrued expenses $3,680.

Cash Flows from Investing Activities

We neither used, nor provided cash flows from investing activities during the three month periods ended March 31, 2018 and 2017.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the three month period ended March 31, 2018 were zero compared to $3,250 during the three month period ended March 31, 2017, consisting of loans from our director.

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

GOING CONCERN

The independent auditors' report accompanying our December 31, 2017 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting  company" as defined by Item 10 of Regulation  S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the three months period ended March 31, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three months period ended March 31, 2018.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

31.2 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS  XBRL Instance Document

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

By: /s/ Yonghua Kang
Yonghua Kang, Director, Chief Executive Officer By:/s/ Aiyun Xu By: Aiyun Xu, Chief Financial Officer

Date: May 18, 2018

Exhibit 31.1

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

By: /s/ Yonghua Kang
Yonghua Kang, Director, Chief Executive Officer By:/s/ Aiyun Xu By: Aiyun Xu, Chief Financial Officer

Date: May 18, 2018

Exhibit 31.2

CERTIFICATION OF

PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF

THE SARBANES-OXLEY ACT OF 2002

In connection with this quarterly Report of WEWIN GROUP CORP. (the “Company”) on Form 10-Q for the Quarter ending March 31, 2018, as filed with the U.S. Securities and Exchange Commission on the date hereof (the “Report”), I, Yonghua Kang, Director and Chief Executive Officer (Principal Executive Officer) of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

1.	Such Quarterly Report on Form 10-Q for the quarter ending March 31, 2018, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.  The information contained in such Quarterly Report on Form 10-Q for the quarter ending March 31, 2018, fairly presents, in all material respects, the financial condition and results of operations of the Company.

By: /s/ Yonghua Kang
Yonghua Kang, Director, Chief Executive Officer By:/s/ Aiyun Xu By: Aiyun Xu, Chief Financial Officer

Date: May 18, 2018