Form 10-Q
period 2018-06-30
Wewin Group Corp.
filed 2018-08-14
CIK 1657045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2018

Commission File Number: 333-209478

WEWIN GROUP CORP.

(Exact name of registrant as specified in its charter)

Nevada	n/a
(State of organization)	(I.R.S. Employer Identification No.)

506 Enterprise Ave, Kitimat BC, Canada V8C 2E2

(Address of principal executive offices)

+1 (778) 888-2886

Registrant’s telephone number, including area code

Zheng Road (5# Plant)

Shushan Industrial Park

Hefei, China 230031

Former address if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 and Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Securities registered under Section 12(g) of the Exchange Act:

Common Stock $.001 par value

There are 8,620,000 shares of common stock outstanding as of August 13, 2018.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

WEWIN GROUP CORP.

Condensed Balance Sheets

	June 30, 2018 (Unaudited)	December 31, 2017

ASSETS

Cash	$3,831	$6,496
Prepaid expenses	1,666	6,667
TOTAL CURRENT ASSETS	5,497	13,163

TOTAL ASSETS	$5,497	$13,163

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$7,100	$1,740
Note payable – related party	46,729	41,709
TOTAL CURRENT LIABILITIES	53,829	43,449

TOTAL LIABILITIES	$53,829	$43,449

COMMITMENTS AND CONTINGENCIES

Stockholders’ deficit
Common stock, par value $0.001, 75,000,000 shares authorized, 8,620,000 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	8,620	8,620
Additional paid-in capital	33,205	33,205
Accumulated deficit	(90,157)	(72,111)

Total stockholders’ (deficit)	(48,332)	(30,286)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,497	$13,163

See accompanying notes to the condensed financial statements

WEWIN GROUP CORP.

Condensed Statements of Operations (Unaudited)

	Three Months ended June 30		Six Months ended June 30
	2018	2017	2018	2017
Revenues	$-	$-	$-	$-

Operating expenses

General and administrative	14,012	14,808	18,046	24,444

Net Loss from operations	(14,012)	(14,808)	(18,046)	(24,444)

Provision for taxes	-	-	-	-
Net Loss	$(14,012)	$(14,808)	$(18,046)	$(24,444)

Basic loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic	8,620,000	8,620,000	8,620,000	8,620,000

See accompanying notes to the condensed financial statements

WEWIN GROUP CORP.

Statements of Cash Flows (Unaudited)

	Six Months ended June 30,
	2018	2017

OPERATING ACTIVITIES
Net loss	$(18,046)	$(24,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in accrued expenses	5,360	9,330
Change in prepaid expense	5,001	4,998
Net cash used in operating activities	(7,685)	(10,116)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Proceeds from related party loans	5,020	20,100

Net cash provided by financing activities	5,020	20,100

Net increase (decrease) in cash	(2,665)	9,984

Cash at beginning of period	6,496	207

Cash at end of period	$3,831	$10,191

Supplemental cash flow information:
Cash paid for:
Interest	-	-
Taxes	-	-

See accompanying notes to financial statements

WEWIN GROUP CORP.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

WEWIN GROUP CORP. (formerly Makh Group Corp., the “Company”, “we” or “us”) was incorporated under the laws of the State of Nevada on August 13, 2014 (“Inception”) and has adopted a December 31 fiscal year end. The Company plans to provide consulting services in China principally focused on the development of high-end retail jewelry sales.

NOTE 2 – GOING CONCERN

The Company has incurred losses since Inception (August 13, 2014) resulting in an accumulated deficit of $90,157 as of June 30, 2018, and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future. The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and, or, the private placement of common stock. However, there can be no assurances that management’s plans will be successful.

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

Earnings per Share

For the three- and six-month periods ended June 30, 2018 and 2017 there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in these periods.

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

As of June 30, 2018 and December 31, 2017, the amount outstanding was $46,729 and $41,709. The loan was non-interest bearing, due upon demand and unsecured.

NOTE 5– SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2018 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the following:

Pursuant to an Agreement for the Purchase of Common Stock dated as of June 28, 2018, on July 17, 2018 Zilin Wang (as representative of the purchaser) purchased 8,618,000 shares of Company Common Stock from Yonghua Kang (as representative of the seller). The shares purchased in this transaction represented 99.98% of the issued and outstanding shares of the Company. This resulted in a change of control of the Company.

Effective July 17, 2018, the Board of Directors accepted the resignation of Yonghua Kang as CEO and a director of the Company, Xinlong Liu as COO and a director of the Company, Huang Lei as Secretary of the Company, Aiyun Xu as CFO and a director of the Company, Shaochun Dong as a director of the Company and Dagen Cheng as a director of the Company and appointed Zilin Wang to serve as President, Secretary, Chief Executive Officer, Chief Financial Officer and Director until the next election of directors and appointment of officers or the appointment of his successor upon his resignation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

Our company plans to provide consulting services in China principally focused on the development of high-end retail jewelry sales. Our principal office address is located at 506 Enterprise Ave, Kitimat BC, Canada V8C 2E2.

RESULTS OF OPERATION

As of June 30, 2018, we have accumulated a deficit of $90,157. We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three-Month Period Ended June 30, 2018 and 2017

Revenue

During the three months ended June 30, 2018 and 2017, the Company has not generated any revenue.

Operating Expenses

During the three-month period ended June 30, 2018, we incurred total general and administrative expenses of $14,012 compared to $14,808 during the three-month period ended June 30, 2017. General and administrative fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and transfer agent.

Net Loss

Our net loss for the three-month period ended June 30, 2018 was $14,012 compared to $14,808 during the three-month period ended June 30, 2017.

Six-Month Period Ended June 30, 2018 and 2017

Revenue

During the six months ended June 30, 2018 and 2017, the Company has not generated any revenue.

Operating Expenses

During the six-month period ended June 30, 2018, we incurred total general and administrative expenses of $18,046 compared to $24,444 during the six-month period ended June 30, 2017. The operating expenses decreased due to minimal business activities. General and administrative fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and transfer agent.

Net Loss

Our net loss for the six-month period ended June 30, 2018 was $18,046 compared to $24,444 during the six-month period ended June 30, 2018. Our Net Loss decreased due to minimal business activities.

LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2018, our current assets were $5,497 compared to $13,163 at December 31, 2017, consisting of cash and prepaid expenses at both dates. The decrease in cash was due to net losses and the decrease in prepaid expenses was due to the amortization of certain expenses. As at June 30, 2018, our current liabilities were $53,829 compared to $43,449 as of December 31, 2017. Stockholder’s deficit was $48,332 as of June 30, 2018 compared to stockholder’s deficit of $30,286 as of December 31, 2017

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six-month period ended June 30, 2018, net cash flows used in operating activities was $(7,685), consisting of net loss of $(18,046), offset by $5,001 amortization of prepaid expense and an increase in accrued expenses of $5,360.

Cash Flows from Investing Activities

We neither used, nor provided cash flows from investing activities during the three- and six-month periods ended June 30, 2018 and 2017.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the six-month period ended June 30, 2018 were $5,020 compared to $20,100 during the six-month period ended June 30, 2017, consisting of loans from a related party.

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

GOING CONCERN

The independent auditors’ report accompanying our December 31, 2017 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2018. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) ineffective controls over period end financial disclosure and reporting processes and (4) lack of timely communications with vendors and proper accrual of expenses.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the six months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

ITEM 1A. RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Except as may have previously been disclosed on a current report on Form 8-K or a quarterly report on Form 10-Q, we have not sold any of our securities in a private placement transaction or otherwise during the past three years.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

 ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension definition Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

WEWIN GROUP CORP.

Date: August 14, 2018	By	/s/ Zilin Wang
Zilin Wang
Director, CEO, President and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension definition Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

