Form 10-Q
period 2018-09-30
Wewin Group Corp.
filed 2018-11-19
CIK 1657045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

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

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Common Stock $.001 par value

There are 8,620,000 shares of common stock outstanding as of November 13, 2018.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

WEWIN GROUP CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$82,145	$6,496
Prepaid expenses	-	6,667

Total Assets	$82,145	$13,163

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$729	$1,740
Advances from customers	17,472	-
Due to related parties	72,985	41,709
Deposit for stock purchase	36,011	-
Total Liabilities	127,197	43,449

Commitments and Contingencies

Stockholders’ Deficit
Common stock, par value $0.001, 75,000,000 shares authorized 8,620,000 and 8,620,000 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	8,620	8,620
Additional paid in capital	95,613	33,205
Accumulated deficit	(134,399)	(72,111)
Accumulated other comprehensive loss	152	-
Total Wewin Group Corp.’s deficit	(30,014)	(30,286)

Non-controlling interest	(15,038)	-
Total stockholders’ deficit	(45,052)	(30,286)

Total Liabilities and Stockholders’ Deficit	$82,145	$13,163

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

WEWIN GROUP CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017

Revenue	$-	$-	$-	$-
Cost of Revenues	-	-	-	-
Gross Profit	-		-

Operating expenses	48,630	16,999	66,676	41,442

Operating Loss	(48,630)	(16,999)	(66,676)	(41,442)

Loss before income taxes	(48,630)	(16,999)	(66,676)	(41,442)

Income Tax Expense	-	-	-	-

Net loss	$(48,630)	$(16,999)	$(66,676)	$(41,442)

Less: net loss attributable to non-controlling interest	(4,388)	-	(4,388)	-
Net loss attributable to Wewin Group Corp.	$(44,242)	$(16,999)	$(62,288)	$(41,442)

Other comprehensive income
Foreign currency translation gain (loss)	286	-	286	-

Total Comprehensive Loss	$(43,956)	$(16,999)	$(62,002)	$(41,442)

Comprehensive loss attributable to non-controlling interest	(4,242)	-	(4,242)	-
Comprehensive loss attributable to Wewin Group Corp.	$(39,715)	$(16,999)	$(57,761)	$(41,442)

Loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares- basic and diluted	8,620,000	8,620,000	8,620,000	8,620,000

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

WEWIN GROUP CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended September 30,
	2018	2017
OPERATING ACTIVITIES
Net loss	$(66,676)	$(41,442)
Changes in Operating Assets and Liabilities:
Accounts payable and accrued liabilities	5,360	10,690
Prepaid expenses	5,001	4,997
Advances from customers	17,472	-
Net cash used in operating activities	(38,843)	(25,755)

INVESTING ACTIVITIES
Cash received from acquisition	32,814	-
Net cash provided by financing activities	32,814	-

FINANCING ACTIVITIES
Proceeds from related party loans	30,358	30,100
Proceeds from deposit for stock purchase	36,011	-
Shareholder contribution to paid in capital	15,000	-
Net cash provided by financing activities	81,369	30,100

Effect of exchange rate fluctuation on cash and cash equivalents	309	-

Net increase in cash	75,649	4,345

Cash, beginning of period	6,496	207

Cash, end of period	$82,145	$4,552

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-	$-
Interest	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITES:
Related party debt contributed to equity	$41,709	$-

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

WEWIN GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

WEWIN GROUP CORP. (the “Company”, “we” or “us”) was incorporated under the laws of the State of Nevada on August 13, 2014 (“Inception”) and has adopted a December 31 fiscal year end. The Company provides consulting services in China principally focused on the business, marketing, financial consultancy and business modeling design and support.

Pursuant to an Agreement for the Purchase of Common Stock dated as of June 28, 2018, on July 17, 2018 Zilin Wang purchased 8,618,000 shares of Company Common Stock from Yonghua Kang (as representative of the seller). The shares purchased in this transaction represented 99.98% of the issued and outstanding shares of the Company. This resulted in a change of control of the Company.

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

On September 13, 2018, the Company purchased 1,040,000 shares of common stock of AllyMe Groups, Inc., a Cayman Islands corporation (“AllyMe”) for a total consideration of $1,040. These shares comprised approximately 51% of the then issued and outstanding shares of common stock of AllyMe. AllyMe was formed on February 8, 2018 and presently has only nominal operations and is in the development stage. AllyMe issued 1,000,000 shares of common stock to Zilin Wang on April 13, 2018 for $100, which was received as of the reporting date. Zilin Wang was the principal shareholder of AllyMe and is also the principal shareholder of the Company.

On August 6, 2018, AllyMe established a wholly-owned subsidiary in China, China Info Technology Inc. (“China Info”).

NOTE 2 – GOING CONCERN

The Company has incurred losses since inception (August 13, 2014) resulting in an accumulated deficit of $134,399 is as of September 30, 2018, and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future. The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Non-controlling interests

Non-controlling interests represents the individual shareholder’s proportionate share of 51% of equity interest in AllyMe and its 100% owned subsidiary, China Info.

Foreign Currency Translation

The Company’s subsidiary China Info operates in China PRC. The financial position and results of its operations are determined using RMB, the local currency, as the functional currency. Our financial statements are reported using U.S. Dollars. The results of operations and the statement of cash flows denominated in foreign currency are translated at the average rate of exchange during the reporting period. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. The equity denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. Because cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Translation adjustments arising from the use of different exchange rates from period to period are included as a separate component of accumulated other comprehensive income included in statement of changes in equity. Gains and losses from foreign currency transactions are included in the consolidated statement of income and comprehensive income.

The value of RMB against US$ and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. Any significant revaluation of RMB may materially affect the Company’s financial condition in terms of US$ reporting. The following table outlines the currency exchange rates that were used in creating the consolidated financial statements in this report:

September 30, 2018

Period-end spot rate	US $1=RMB 6.8680

Average rate	US $1=RMB 6.8500

Cash

Cash includes cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. Cash amounted to $82,145 and $6,496 as of September 30, 2018 and December 31, 2017, respectively.

Revenue recognition

The Company follows topic 606 of the FASB Accounting Standards Codification for revenue recognition and ASU 2014-09. On January 1, 2018, the Company adopted ASU 2014-09, which is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company considers revenue realized or realizable and earned when all the five following criteria are met: (1) Identify the contract with a customer, (2) Identify the performance obligations in the contract, (3) Determine the transaction price, (4) Allocate the transaction price to the performance obligations in the contract, and (5) Recognize revenue when (or As) the entity satisfies a performance obligation. Results for reporting periods beginning after January 1, 2018 are presented under ASU 2014-09, while prior period amounts are not adjusted and continue to be reported under the previous accounting standards. The Company has assessed the impact of the guidance by reviewing its existing customer contracts and current accounting policies and practices to identify differences that will result from applying the new requirements, including the evaluation of its performance obligations, transaction price, customer payments, transfer of control and principal versus agent considerations. Based on the assessment, the Company concluded that there was no change to the timing and pattern of revenue recognition for its current revenue streams in scope of Topic 606 and therefore there was no material changes to the Company’s consolidated financial statements upon adoption of ASC 606, and there have not been any significant changes to our business processes, systems, or internal controls as a result of implementing the standard.

Basis of consolidation

The unaudited consolidated financial statements include the financial statements of Wewin and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

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

Earnings per Share

For the three- and nine-month periods ended September 30, 2018 and 2017 there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in these periods.

NOTE 4 - DEFERRED REVENUE

Deferred revenue amounted to $17,472  and $0 as of September 30, 2018 and December 31, 2017. In September 2018, the Company received $17,472 in advances from customers for consulting services not yet performed.

NOTE 5 - DUE TO RELATED PARTIES

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attain adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

As of September 30, 2018 and December 31, 2017, the amounts outstanding were $72,985 and $41,709. The advances were non-interest bearing, due upon demand and unsecured.

	September 30, 2018	December 31, 2017
Zilin Wang (1)	$44,206	$-
Xizhen Zhu (2)	7,054	-
Prior shareholders (3)	-	41 ,709
AllyMe Holding Inc. (4)	21,725	-
Total due to related parties	$72,985	$41,709

(1)	Zilin Wang is the CEO and shareholder of the Company
(2)	Xizhen Zhu is the CEO of China Info
(3)	The debt owed to prior shareholders was forgiven and accounted for as a contribution to additional paid in capital upon the change in control in July 2018.
(4)	Zilin Wang is the prior CEO and prior shareholder of AllyMe Holding Inc

NOTE 6 – DEPOSIT FOR STOCK PURCHASE

Deposit for stock purchase amounted to $36,011 and $0 as of September 30, 2018 and December 31, 2017.

In August 2018, the Company received a deposit for 182,800 shares of common stock at $0.05 per share for total of $9,140 to 28 unrelated parties. These shares have not been issued as of reporting date.

In August 2018, the Company received a deposit for 29,260 shares of common stock at $0.5 per share for total of $14,630 to 17 unrelated parties. These shares have not been issued as of reporting date.

During September, the Company also received a deposit of $12,241 for stock purchases. The price for these stock purchases have not been decided.

NOTE 7 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 75,000,000 shares of common stock and 10,000,000 shares of preferred stock. There is no preferred stock issued and outstanding as of September 30, 2018. There are 8,620,000 shares of common stock outstanding as of September 30, 2018.

In September 2018, a majority shareholder contributed $15,000 as additional capital to the Company.

The debt of $41,709 owed to prior shareholders was forgiven and accounted for as a contribution to additional paid in capital upon the change in control in July 2018.

NOTE 8– BUSINESS COMBINATION

On September 13, 2018, the Company purchased 1,040,000 shares of common stock of AllyMe Groups, Inc., a Cayman Islands corporation (“AllyMe”) for a total consideration of $1,040. These shares comprise approximately 51% of the then issued and outstanding shares of common stock of AllyMe.

The following table summarizes the consideration paid for AllyMe Groups Inc. and the fair value amounts of assets acquired and liabilities assumed recognized at the acquisition date:

Purchase price	$1,040

Cash	$16,735
Other receivable	5,233
Total assets:	$21,968
Less: liabilities assumed	(33,217)
Net assets acquired	(11,250)
Purchase price in excess of net assets acquired	$12,290

Zilin Wang is CEO and shareholder of both Wewin and AllyMe Groups Inc. So the combination is deemed as between related parties. The purchase price in excess of the assets acquired is booked as additional paid in capital.

AllyMe Groups and its subsidiary China Info are both established in 2018. No unaudited pro forma condensed combined statements of operations are presented to illustrate the estimated effects of the merger of AllyMe Groups Inc. by Wewin (the “Transaction”) on the historical results of operations of AllyMe Groups.

NOTE 9– SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2018 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the following:

In October 2018, the Company received the signed priviate placement subscription agreements to sell 212,060 shares of the Company’s common stock for proceeds of $23,770, which was received as of September 30, 2018. Refer to note 6.

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

GENERAL

Our company plans to provide consulting services in China principally focused on business consultancy, marketing consultancy, financial consultancy and business modeling design and support, we are also focused on a few high-technology industrial companies for potential mergers and acquisitions. Our principal office address is located at 506 Enterprise Ave, Kitimat BC, Canada V8C 2E2.

RESULTS OF OPERATION

As of September 30, 2018, we have accumulated a deficit of $134,399. We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three-Month Period Ended September 30, 2018 and 2017

Revenue

During the three months ended September 30, 2018 and 2017, the Company has not generated any revenue.

Operating Expenses

During the three-month period ended September 30, 2018, we incurred total general and administrative expenses of $48,630 compared to $16,999 during the three-month period ended September 30, 2017. The operating expenses increased due to increased business activities due to the business combination in 2018. After the combination we incurred operating expenses in Allyme Groups and China Info. General and administrative fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and transfer agent.

Net Loss

Our net loss for the three-month period ended September 30, 2018 was $48,630 compared to $16,999 during the three-month period ended September 30, 2017. Net Loss increased due to increased operating expenses.

Nine-Month Period Ended September 30, 2018 and 2017

Revenue

During the nine months ended September 30, 2018 and 2017, the Company has not generated any revenue. The Company provided consulting services.

Operating Expenses

During the nine-month period ended September 30, 2018, we incurred total general and administrative expenses of $66,676 compared to $41,442 during the nine-month period ended September 30, 2017. The operating expenses increased due to increased business activities due to the business combination in 2018. After the combination we incurred operating expenses in Allyme Groups and China Info. General and administrative fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and transfer agent.

Net Loss

Our net loss for the nine-month period ended September 30, 2018 was $66,676 compared to $41,442 during the nine-month period ended September 30, 2018. Our Net Loss increased due to increased operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

As at September 30, 2018, our current assets were $82,145, consisting of cash. As at December 31, 2017 our current assets were $13,163, consisting of $6,496 cash and $6,667 prepaid expenses. The increase in cash was due to the acquired cash of $32,814 through business combination and cash deposit of $36,011 we received for the share purchase. As at September 30, 2018, our current liabilities were $127,197 compared to $43,449 as of December 31, 2017. Stockholder’s deficit was $45,052 as of September 30, 2018 compared to stockholder’s deficit of $30,286 as of December 31, 2017

Cash Flows from Operating Activities

We have generated negative cash flows from operating activities. For the nine-month period ended September 30, 2018, net cash flows used in operating activities was $(38,843), consisting of net loss of $(66,676), offset by an increase in deferred revenue of $17,472 and a decrease in prepaid expense of $5,001, and an increase in accrued expenses of $5,360. For the nine-month period ended September 30, 2017, net cash flows used in operating activities was $(25,755), consisting of net loss of $(41,442), offset by an increase in accounts payable and accrued liabilities of $10,690 and an increase in prepaid expenses of $4,997.

Cash Flows from Investing Activities

Cash flows provided by investing activities during the nine-month period ended September 30, 2018 were $32,814 compared to $0 during the nine-month period ended September 30, 2017. The increase is due to cash received from the acquisition in 2018.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the nine-month period ended September 30, 2018 were $81,369 compared to $30,100 during the nine-month period ended September 30, 2017. The increase is due to proceeds of $36,011 from the deposit for stock purchase and capital contributed of $15,000 in 2018.

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

GOING CONCERN

The continuance of the Company as a going concern is dependent upon the success of Company’s development efforts and its efforts to raise capital.

The Company has incurred losses since inception (August 13, 2014) resulting in an accumulated deficit of $134,399 is as of September 30, 2018, and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future. The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2018. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the nine months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

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

WEWIN GROUP CORP.

Date: November 19, 2018	By	/s/ Zilin Wang
Zilin Wang
Director, CEO, CFO, President and Treasurer

