Form 10-K
period 2018-12-31
AllyMe Group, Inc./NV
filed 2019-04-11
CIK 1657045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2018

Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from _______________ to _______________

Commission File Number: 333-209478

ALLYME GROUP, INC.

(Exact name of small Business Issuer as specified in its charter)

Nevada	32-0446353
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

13-4832 Lazelle Ave., Terrace BC, Canada	V8G 1T4
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (778) 888-2886

506 Enterprise Ave., Kitimat, BC, Canada V8C 2E2

Former address if changed since last report

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [X] Emerging Growth Company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2018)—$200.00.

State the number of shares outstanding of the registrant’s $.001 par value common stock as of the close of business on the latest practicable date (April 10, 2019): 8,944,060

Documents incorporated by reference: None.

FORWARD LOOKING STATEMENTS

Forward-Looking Statements

This Annual Report on Form 10-K (the “Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of AllyMe Group, Inc. and its consolidated subsidiaries (the “Company”) that are based on management’s current expectations, estimates, projections and assumptions about the Company’s business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and elsewhere in this Report as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

PART I

ITEM 1. BUSINESS.

Background

Corporate History and General Information

AllyMe Group, Inc. was organized on August 13, 2014 as a Nevada corporation under Chapter 78 of the Nevada Revised Statutes. The Company’s principal office is located at 13-4832 Lazelle Ave., Terrace BC V8G 1T4, Canada.

The Company has one subsidiary, AllyMe Groups, Inc., a Cayman Islands corporation (“AllyMe”). The Company owns approximately 51% of the presently issued and outstanding shares of common stock of AllyMe. AllyMe has a wholly-owned subsidiary in China, China Info Technology Inc. (“China Info”).

The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act which became law in April 2012. The definition of an “emerging growth company” is a company with an initial public offering of common equity securities which occurred after December 8, 2011 and has less than $1 billion of total annual gross revenues during last completed fiscal year.

Overview of the Business

At this time, the Company has engaged in only minimal operations and currently has only four clients. The Company was formed as a US corporation to use as a vehicle for providing consulting services, primarily in China.

In the second half of 2018, AllyMe Group, Inc. (also referred to as “the Company”) commenced providing consulting services in China principally focused on the development of new-high-tech products marketing and retail sales. As of the date of this report, it has provided services to four (4) clients and has generated approximately $55,000 in revenues. The Company intends to seek additional clients through direct marketing in China. The Company is currently in its early stages and there is no guarantee that it will be successful at any time in the near future or ever.

The Company seeks to provide management advisory services to business organizations worldwide. The Company intends to assist smaller developing companies in the development of business models and strategies. The Company’s initial target markets are China and the United States.

AllyMe offers business consultancy, marketing consultancy, financial consultancy and business modeling support to its client organizations. It also seeks to provide merger and acquisition consultancy.

Growth Strategy

The Company will work with organizations that are looking for greater domestic and international exposure in order to reach a wider audience. In this regard, the Company believes that there will be opportunities to acquire and amalgamate certain client entities with a view toward building larger, more financially viable businesses

Marketing Strategy

The Company intends to employ both online and offline sales channels including:

Online channels/Social Media

●	WeChat (to capitalize on the Chinese market) - In 2016, 31% of Chinese WeChat users made a purchase through WeChat, and 65% of Chinese shoppers shop online via their mobile device at least once a month.
●	Major social networks - Facebook, LinkedIn, Instagram and Twitter, which are widely used in North America. Other social media like Weibo and Douban will be employed, which are widely used in China.

●	Video marketing - Video content has been proven to leave the biggest impression on the Chinese consumer. 71% of consumers say that a video leaves a positive impression of the company. This will be done through YouTube (North America) and Youku Tudou (China).
●	Mobile Apps will be built for Android and iPhone users.

Networking – B2B Industry Connection Building

●	Network at industry events
●	Attend trade shows related to M&A
●	Acquiring channels of emerging entities
●	Word of mouth
●	The Company will use email marketing for affiliate marketing, outsourced sales, value-added reselling, catalogue circulation and service introduction.

The Company Website

●	A well-optimized website with proper site structure, page layout, and clear and easy navigation will be developed for the publicity and sale of products.
●	Proper search engine placement and saturation
●	Onsite optimization (SEO)
●	Company profiles on local directories, such as Google My Business, Yahoo Local, Bing Local, Yelp, Yellow pages, CrunchBase and Insider pages
●	Paid search engine marketing (SEM), Google Ad words and Facebook Ads to drive traffic to the website and mobile app.

Market Opportunity

Emerging from the pre-reform era without any significant expertise in management, management believes that China represents an attractive market for the consulting industry. The Company believes that its competitive advantages include:

●	Experienced and professional management
●	Diversified target market
●	Strong base of technical and business expertise in China.

Potential Acquisitions

As an adjunct to its business strategy, the Company will also seek to identify potential acquisitions which are involved in the consulting business in China.

Initial Company Funding

To date, the major part of the Company’s funding has been provided by equity investment by certain parties resident in China and on a loan basis by related parties and customers and through the sales of Company stock in China. At December 31, 2018, the aggregate amount of such loans was $67,279, of which $64,370 was payable to related parties. These loans are non-interest bearing and are due on demand. To date, these advances are not the subject of any written agreements, however, if not repaid in the short term, the Company may enter into formal loan agreements with respect to these obligations in the future. The Company expects that these advances will be repaid from equity raised in China. In addition, the Company has accounts payable to certain vendors who have provided services to the Company aggregating $3,079. This funding has been utilized to fund the general and administrative expenses of the Company (primarily associated with being a US reporting company) and provide working capital.

The Company is in the process of undertaking to raise approximately $2,000,000 in new investment in a registered offering, exclusively from investors located in China. The Company believes that these funds can be raised within a 12-month period, but there is no guarantee that this will occur. These funds would be used for general corporate purposes and to expand sales channels in China and internationally.

Capital Formation

AllyMe Group, Inc. Shareholders Equity Capital Formation.

The Company was formed on August 13, 2014, with no capital. Thereafter, on November 5, 2015, the Company issued 6,000,000 shares of founder’s capital to Gulmira Makhutova at $0.001 per share for an aggregate of $6,000. In the year ended December 31, 2016, the Company issued an additional 2,620,000 shares of its common stock to 29 shareholders at $0.01 per share for total proceeds of $26,200.

On July 17, 2018 Zilin Wang purchased 8,618,000 shares of Company Common Stock from Yonghua Kang (as representative of the seller). The shares purchased in this transaction represented 99.98% of the then issued and outstanding shares of the Company.

In September 2018, the Company sold an additional 212,060 shares of Company Common Stock to 44 Chinese investors at prices ranging from $0.05 per share to $1.00 per share. This offering netted proceeds of $23,770. These shares were not physically issued until October 8, 2018.

In December 2018, the Company sold an additional 112,000 shares of Company Common Stock to 16 Chinese investors at prices ranging from $0.05 to $1.00 per share for total proceeds of $59,500. These shares were issued on December 28, 2018. 40,000 of these shares were issued under the Company’s 2018 Employee, Director and Consultant Stock Plan and were registered on Form S-8.

Following December 31, 2019, the Company believes that it will require additional funding for ongoing operations. There is no guarantee that we will be able to raise any additional capital and have no current arrangements for any such financing.

Risks and Uncertainties Facing the Company

The Company has had only limited revenues which have been derived from its consulting agreements. Notwithstanding, the Company expects to generate revenues from both the advisory agreements and its initial retail marijuana outlet.

As an early-stage company, the Company expects to experience losses in the near term. The Company needs to generate revenue or locate additional financing in order to continue its developmental plans. There is no guarantee that the Company will be able to identify sufficient numbers of customers or build its retail marijuana outlet to generate enough revenues to continue operations or proceed with developing its business in accordance with its business plan.

One of the biggest challenges facing the Company will be in securing adequate capital to fund its projects, including securing adequate capital to pay for operations and hiring service providers. Secondarily, a major challenge will be implementing effective sales and marketing strategies to reach the intended end customers. The Company has considered and devised its initial sales, marketing and advertising strategy; however, the Company will need to skillfully implement this strategy in order to achieve success in its business.

Due to these and other factors, the Company’s need for additional capital, the Company’s independent auditors have issued a report raising substantial doubt of the Company’s ability to continue as a going concern.

Competition

The Company encounters substantial competition from a wide variety of entities in both of its business lines, most of which is from companies which are better capitalized than the Company. Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to obtain access to attractive business opportunities.

Employees

As of December 31, 2018, the Company had no employees and had no employees in its Chinese subsidiary.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

As of December 31, 2018, the Company did not own or lease any properties.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2018, the Company was not a party to any pending or threatened legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity

The Company became subject to Securities Exchange Act Reporting Requirements in April 2016. The symbol “WWIN” is assigned for our securities. There has never been any liquid market for or trading in our stock. There can be no assurance that a highly-liquid market for our securities will ever develop.

Options and Warrants

None of the shares of our common stock are subject to outstanding options or warrants.

Notes Payable – Related Party

At December 31, 2018, the Company had loans and advances from a related party of $64,370, which represents amounts loaned to the Company to pay the Company’s expenses of operation. All such advances are non-interest-bearing and payable on demand.

Status of Outstanding Common Stock

As of December 31, 2018, we had a total of 8,944,060 shares of our common stock outstanding. 8,618,000 of these shares are currently held by Zilin Wang, who is an “affiliate” of the Company. On February 21, 2019, the Company filed a Registration Statement on Form S-1 wherein it is seeking to register 2,000,000 shares of Company Common Stock to be offered in China together with 1,875,000 selling shareholder shares. The Offering and sale of the selling shareholder shares is contingent upon the Registration Statement being declared effective by the U.S. Securities and Exchange Commission, which has not occurred as of the date of this report. Additionally, on September 10, 2018, the Company filed a Registration Statement on Form S-8 with respect to the shares to be issued pursuant to the Company’s 2018 Employee, Director and Consultant Stock Plan (the “Plan”). As of the date of this report, 40,000 shares have been issued under the Company’s 2018 Employee, Director and Consultant Stock Plan and were registered on Form S-8.

Holders

We have issued an aggregate of 8,944,060 shares of our common stock to sixty-one (61) record holders.

Dividends

We have not paid any dividends to date and have no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

On July 17, 2018 Zilin Wang purchased 8,618,000 shares of Company Common Stock from Yonghua Kang (as representative of the seller). The shares purchased in this transaction represented 99.98% of the then issued and outstanding shares of the Company.

In September 2018, the Company sold an additional 212,060 shares of Company Common Stock to 44 Chinese investors at prices ranging from $0.05 per share to $1.00 per share. This offering netted proceeds of $23,770. These shares were not physically issued until October 8, 2018.

In December 2018, the Company sold an additional 112,000 shares of Company Common Stock to 16 Chinese investors at prices ranging from $0.05 to $1.00 per share for total proceeds of $59,500. These shares were issued on December 28, 2018. 40,000 of these shares were issued under the Company’s 2018 Employee, Director and Consultant Stock Plan and were registered on Form S-8.

Purchases of Equity Securities

The Company has never purchased nor does it own any equity securities of any other issuer.

ITEM 6. SELECTED FINANCIAL DATA

Year Ended

	12/31/18	12/31/17
Revenues	$14,690	$-
Net Loss	$(77,077)	$(33,265)
Net Loss Per Share, Basic and Diluted	$(0.01)	$(0.00)
Weighted Average No. Shares, Basic and Diluted	8,687,321	8,620,000
Stockholders’ Deficit (Equity)	$3,859	$(30,286)
Total Assets	$83,934	$13,163
Total Liabilities	$80,075	$43,449

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

AllyMe Group, Inc. was organized on August 13, 2014 as a Nevada corporation under Chapter 78 of the Nevada Revised Statutes. The Company’s principal office is located at 13-4832 Lazelle Ave., Terrace BC V8G 1T4, Canada. The Company has two subsidiaries, AllyMe Groups, Inc., a Cayman Islands corporation (“AllyMe”) and China Info Technology Inc. (“China Info”).. The Company owns approximately 51% of the presently issued and outstanding shares of common stock of AllyMe and China Info is a wholly-owned subsidiary in China

The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act which became law in April 2012. The definition of an “emerging growth company” is a company with an initial public offering of common equity securities which occurred after December 8, 2011 and has less than $1 billion of total annual gross revenues during last completed fiscal year.

Overview of the Business

The Company was formed as a US corporation to use as a vehicle for providing consulting services, primarily in China.. In the second half of 2018, AllyMe Group, Inc. (also referred to as “the Company”) commenced providing consulting services in China principally focused on the development of new-high-tech products marketing and retail sales. As of the date of this report, it has provided services to four (4) clients and has generated approximately $14,690 in revenues. The Company intends to seek additional clients through direct marketing in China. The Company is currently in its early stages and there is no guarantee that it will be successful at any time in the near future or ever.

The Company seeks to provide management advisory services to business organizations worldwide. The Company intends to assist smaller developing companies in the development of business models and strategies. The Company’s initial target markets are China and the United States.

AllyMe offers business consultancy, marketing consultancy, financial consultancy and business modeling support to its client organizations. It also seeks to provide merger and acquisition consultancy.

Results of Operations

Year Ended December 31, 2018 Compared to December 31, 2017

The following table summarizes the results of our operations during the fiscal years ended December 31, 2018 and 2017, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 12-month period to the prior 12-month period:

Line Item	12/31/18	12/31/17	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$14,690	$-	$14,690	inf.
Operating expenses	91,736	33,265	58,471	1,758%
Net loss	(77,077)	(33,265)	43,812	1,317%
Loss per share of common stock	(0.01)	(0.00)	(0.01)	inf.

We recorded a net loss of $77,077 for the fiscal year ended December 31, 2018 as compared with a net loss of $33,265 for the fiscal year ended December 31, 2017 due primarily to an increase in general and administrative expense. The increase in expense resulted primarily from professional fees. Revenues were derived from provision of consulting services to various concerns in China.

Liquidity and Capital Resources

As of December 31, 2018, we had total assets of $83,934, a working capital of $3,859 and an accumulated stockholders’ deficit of $142,766. Our operating activities used $34,465 in cash for the fiscal year ended December 31, 2018, while our operations used $35,420 cash in the fiscal year ended December 31, 2017. Our revenues were $14,690 in the fiscal year ended December 31, 2018 compared to revenues of $0 in the fiscal year ended December 31, 2017.

Management believes that the Company’s cash on hand will be sufficient to fund all Company obligations and commitments for the next twelve months. Historically, we have depended on loans from our principal shareholders and their affiliated companies to provide us with working capital as required. There is no guarantee that such funding will be available when required and there can be no assurance that our stockholders, or any of them, will continue making loans or advances to us in the future.

At December 31, 2018, the Company had loans and advances from a related party shareholder in the aggregate amount of $64,370, which represents amounts loaned to the Company to pay the Company’s expenses of operation. These advances are payable on demand.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Seasonality

Our operating results are not affected by seasonality.

Inflation

Our business and operating results are not affected in any material way by inflation.

Critical Accounting Policies

The Securities and Exchange Commission issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In Financial Reporting Release No. 60, the Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The nature of our business generally does not call for the preparation or use of estimates. Due to the fact that the Company does not have any operating business, we do not believe that we do not have any such critical accounting policies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below are the audited financial statements for the Company for the fiscal years ended December 31, 2018 and 2017 and the reports thereon of KSP Group, Inc. and Haynie & Company, respectively.

10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Allyme Group, Inc.

We have audited the accompanying consolidated balance sheet of Allyme Group, Inc. as of December 31, 2018 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2018, and the related notes. These consolidated financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allyme Group, Inc. at December 31, 2018, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred accumulated deficits, recurring operating losses since inception and negative cash flows from operations. This and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KSP Group

Los Angeles, CA
April 1, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AllyMe Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of AllyMe Group, Inc. (the Company) as of December 31, 2017, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses since inception, has negative cash flows from operations, and has negative working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Haynie & Company

Salt Lake City, Utah

April 17, 2018

We have served as the Company’s auditor since 2018.

ALLYME GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017

ASSETS

Current Assets
Cash and cash equivalents	$69,167	$6,496
Prepaid expenses	14,767	6,667

Total Assets	$83,934	$13,163

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$3,079	$1,740
Other Payable	9,717	-
Loan from unrelated party	2,909	-
Due to related parties	64,370	41,709

Total Liabilities	80,075	43,449

Commitment and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value 10,000,000 shares authorized; none issued and outstanding at December 31, 2018	-	-
Common stock, par value $0.001, 75,000,000 shares authorized 8,944,060 and 8,620,000 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	8,944	8,620
Additional paid in capital	154,865	33,205
Subscription receivable	(2,000)	-
Accumulated deficit	(142,766)	(72,111)
Accumulated other comprehensive loss	1,495	-
Total AllyMe Group Inc.’s Equity (Deficit)	20,538	(30,286)

Non-controlling interest	(16,678)	-
Total Stockholders’ Equity (Deficit)	3,859	(30,286)

Total Liabilities and Stockholders’ Equity (Deficit)	$83,934	$13,163

See accompanying notes to financial statements.

ALLYME GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the years ended December 31,
	2018	2017

Revenue	$14,690	$-
Cost of Revenues	31	-
Gross Profit	14,659

Operating expenses	91,736	33,265

Operating Loss	(77,077)	(33,265)

Loss before income taxes	(77,077)	(33,265)

Income Tax Expense	-	-

Net loss	$(77,077)	$(33,265)

Less: net loss attributable to non-controlling interest	(6,422)	-
Net loss attributable to Allyme Group, Inc.	$(70,655)	$(33,265)

Other comprehensive income
Foreign currency translation gain (loss)	1,733	-

Total Comprehensive Loss	$(68,922)	$(33,265)

Comprehensive loss attributable to non-controlling interest	(6,338)	-
Comprehensive loss attributable to Allyme Group, Inc.	$(62,584)	$(33,265)

Loss per share - basic and diluted	$(0.01)	$(0.00)

Weighted average shares- basic and diluted	8,687,321	8,620,000

See accompanying notes to financial statements.

ALLYME GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

								Total Allyme Group, Inc. Stockholders’
	Common Stock		Additional Paid-in	Accumulated	Subscription	Accumulated Other Comprehensive	Non controlling	Equity (Deficit) and Non Controlling
	Shares	Amount	Capital	Deficit	Receivable	Income	Interest	Interest
Balance December 31, 2016	8,620,000	$8,620	$23,850	$(38,846)	$	$	$	$(6,646)
Forgiveness of related party loan			9,625					9,625
Net loss				(33,265)				(33,625)

Balance December 31, 2017	8,620,000	8,620	33,205	(72,111)	-	-	-	(30,286)

Issue common stock for cash	324,060	324	84,976	-	-	-	-	85,301
Subscription receivable	-	-	-	-	(2,000)	-	-	(2,000)
Debt forgiven by former owners	-	-	48,333	-	-	-	-	48,333
From acquisition			(11,649)					(11,649)
Minority interest from acquisition	-	-	-	-	-	(154)	(10,341)	(10,495)
Net loss	-	-	-	(77,077)	-	-	-	(77,077)
Minority interest for current year				6,422		(84)	(6,338)	-
Foreign currency translation adjustment	-	-	-	-		1,733	-	1,733

Balance December 31, 2018	8,944,060	$8,944	$154,865	$(142,766)	$2,000	$1,495	$(16,678)	$3,859

See accompanying notes to financial statements.

ALLYME GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2018	2017
OPERATING ACTIVITIES
Net loss	$(77,077)	$(33,265)
Non-cash adjustments to reconcile net loss to net cash:
Debt forgiveness	48,333	-
Changes in Operating Assets and Liabilities:
Accounts payable and accrued liabilities	(2,331)	(2,155)
Prepaid expenses	(8,614)	-
Other payable	5,224	-
Net cash used in operating activities	(34,465)	(35,420)

INVESTING ACTIVITIES
Cash received from acquisition	20,984	-
Net cash provided by financing activities	20,984	-

FINANCING ACTIVITIES
Proceeds from related party loans	-	41,709
Payments for related party loans	(10,405)	-
Proceeds from loan from an unrelated party	3,026	-
Shares issued for cash	83,300	-
Net cash provided by financing activities	75,921	41,709

Effect of exchange rate fluctuation on cash and cash equivalents	231	-

Net increase in cash	62,671	6,289

Cash, beginning of period	6,496	207

Cash, end of period	$69,167	$6,496
	(0)
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-	$-
Interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of Related party debt to Paid-in capital:	$48,333	$9,635

Accompanying notes to financial statements.

ALLYME GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

AllyMe Group Inc. (“AllyMe US”, the “Company”, “we” or “us”) was incorporated under the laws of the State of Nevada on August 13, 2014 (“Inception”) and has adopted a December 31 fiscal year end. The Company provides consulting services in China principally focused on the business, marketing, financial consultancy and business modeling design and support.

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

On September 13, 2018, the Company purchased 1,040,000 shares of common stock of AllyMe Groups, Inc., a Cayman Islands corporation (“AllyMe”) for a total consideration of $1,040. These shares comprised approximately 51% of the then issued and outstanding shares of common stock of AllyMe. AllyMe was formed on February 8, 2018 and is in the development stage. AllyMe issued 1,000,000 shares of common stock to Zilin Wang on April 13, 2018 for $100, which was received as of the reporting date. Zilin Wang was the principal shareholder of AllyMe and is also the principal shareholder of the Company.

On August 6, 2018, AllyMe established a wholly-owned subsidiary in China, China Info Technology Inc. (“China Info”).

On December 18, 2018, FINRA approved the change of the Company’s name from WeWin Group Corp to AllyMe Group, Inc. FINRA announced this change on its daily list on December 19, 2018 and the name change took effect at the open of business on December 20, 2018. The Company’s trading symbol will remain “WWIN.”

NOTE 2 – GOING CONCERN

The Company has incurred losses since inception (August 13, 2014) resulting in an accumulated deficit of $142,766 is as of December 31, 2018, and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future. The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Basis of consolidation

The consolidated financial statements include the financial statements of AllyMe US and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

On September 13, 2018, the Company purchased 1,040,000 shares of common stock of AllyMe for a total consideration of $1,040. These shares comprise approximately 51% of the then issued and outstanding shares of common stock of AllyMe.

The Combination of AllyMe US and AllyMe are considered business acquisition and the method used to present the transaction is the acquisition method. The acquisition method is a method of accounting for a merger of two businesses. The tangible assets and liabilities and operations of the acquired business were combined at their fair value of the acquisition date, which is the date when the acquirer gains control over the acquired company.

Zilin Wang is CEO and shareholder of both AllyMe US and AllyMe. So the combination is deemed as between related parties. The purchase price in excess of the assets acquired is booked as additional paid in capital.

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

Non-controlling interests

Non-controlling interests represents the individual shareholder’s proportionate share of 49% of equity interest in AllyMe and its 100% owned subsidiary, China Info.

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

December 31, 2018

Period-end spot rate	US $1=RMB 6.8755

Average rate	US $1=RMB 6.6090

Cash

Cash includes cash on hand and on deposit at banking institutions as well as all liquid short-term investments with original maturities of 90 days or less. Cash amounted to $69,167 and $6,496 as of December 31, 2018 and 2017, respectively. The Company’s cash held in bank accounts in the PRC amounted to $53,722 and $0 as of December 31, 2018 and 2017 respectively and is not protected by FDIC insurance or any other similar insurance. The Company’s bank account in the United States amounted to $15,445 and $6,496 and is protected by FDIC insurance up to $250,000.

Revenue recognition

The Company adopted Accounting Standards Codification (“ASC”) 606. ASC 606, Revenue from Contracts with Customers, establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

The Company has assessed the impact of the guidance by performing the following five steps analysis:

Step 1: Identify the contract

Step 2: Identify the performance obligations

Step 3: Determine the transaction price

Step 4: Allocate the transaction price

Step 5: Recognize revenue

Earnings per Share

For the years ended December 31, 2018 and 2017 there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in these periods.

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At December 31, 2018 and 2017, there were no uncertain tax positions.

Stock-Based Compensation

As of December 31, 2018 and 2017, the Company has not issued any stock-based payments to its employees.

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

NOTE 4 – PREPAID EXPENSE

Prepaid expense amounted to $14,767 and $6,667 as of December 31, 2018 and 2017, respectively. Prepaid expenses in 2018 and 2017 are mainly prepaid service fees.

NOTE 5 – LOAN FROM AN UNRELATED PARTY

Loan from an unrelated party amounted to $2,909 and $0 as of December 31, 2018 and 2017, respectively. Loan from an unrelated party are interest free, without collateral, and due on demand.

NOTE 6 - DUE TO RELATED PARTIES

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

As of December 31, 2018 and 2017, the amounts outstanding were $64,370 and $41,709. The advances were non-interest bearing, due upon demand and unsecured.

	December 31, 2018	December 31, 2017
Zilin Wang (1)	$42,724	$-
Prior shareholders (2)	-	41 ,709
AllyMe Holding Inc. (3)	21,646	-
Total due to related parties	$64,370	$41,709

(1)	Zilin Wang is the CEO and shareholder of the Company

(2)	The Company’s former sole shareholder and former director donated office space free of charge and devoted approximately 20 hours a week to the Company’s operations without payments. During 2017 proceeds from related party loans were $41,709. The debt owed to prior shareholders was forgiven and accounted for as a contribution to additional paid in capital upon the change in control in July 2018

(3)	Zilin Wang is the prior CEO and prior shareholder of AllyMe Holding Inc.

NOTE 7 - INCOME TAXES

United States

The Company is incorporated in United States, and is subject to corporate income tax rate of 21%.

The People’s Republic of China (PRC)

Under the Provisional Regulations of The People’s Republic of China Concerning Income Tax on Enterprises promulgated by the PRC, which took effect on January 1, 2008, domestic and foreign companies pay a unified corporate income tax of 25%, except for a 15% corporate income tax rate for qualified high technology and science enterprises.

The EIT Law also imposes a withholding income tax of 10% on dividends distributed by a foreign invested enterprise to its immediate holding company outside of China, if such immediate holding company is considered as a non-resident enterprise without any establishment or place within China or if the received dividends have no connection with the establishment or place of such immediate holding company within China, unless such immediate holding company’s jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement. Such withholding income tax was exempted under the previous income tax regulations.

Loss before income taxes consists of:

	For the years ended December 31,
	2018	2017
Non-PRC	$(78,437)	$(33,265)
PRC	1,360	-
	$(77,077)	$(33,265)

The income tax expense in the consolidated statements of operations consisted of:

For the years ended December 31,
	2018	2017
Unites States Enterprise Income Tax	$-	$-
PRC Enterprise Income Tax	-	-
Income taxes, net	$-	$-

The components of deferred taxes are as follows at December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Deferred tax assets, current portion
Amortization of fair value of stock for services	$-	$-
Total deferred tax assets, current portion	-	-
Valuation allowance	-	-
Deferred tax assets, current portion, net	$-	$-
Deferred tax assets, non-current portion
Fixed assets	$-	$-
Net operating losses	16,186	6,986
Total deferred tax assets, non-current portion	16,186	6,986
Valuation allowance	(16,186)	(6,986)
Deferred tax assets, non-current portion, net	$-	$-

The Company is subject to United States of America tax law. As of December 31, 2018, the operations in the United States of America incurred $136,082 of cumulative net operating losses that can be carried forward to offset future taxable income. The net operating loss carry forwards as of December 31, 2018 will expire in the year 2036 if not utilized. The Company has provided full valuation allowance for the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

A reconciliation between the income tax computed at the U.S. statutory rate and the Company’s provision for income tax in the PRC is as follows:

	December 31, 2018	December 31, 2017
Tax expense at statutory rate - US	21%	21%
Foreign income not recognized in the U.S.	(21)%	(21)%
PRC enterprise income tax rate	25%	25%
Loss not subject to income tax	(25)%	(25)%
Effective income tax rates	-%	-%

NOTE 8 - STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 75,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001. There is no preferred stock issued and outstanding as of December 31, 2018. There are 8,944,060 and 8,620,000 shares of common stock outstanding as of December 31, 2018 and 2017, respectively.

In August 2018, the Company received a deposit for 96,700 shares of common stock at $0.05 per share for total of $4,835 from 1 unrelated party. These shares have been issued as of reporting date.

In August 2018, the Company received a deposit for 260 shares of common stock at $0.5 per share for total of $130 from 1 unrelated party. These shares have been issued as of reporting date.

In September 2018, the Company received a deposit for 86,100 shares of common stock at $0.05 per share for total of $4,305 from 27 unrelated parties. These shares have been issued on October 8, 2018.

In September 2018, the Company received a deposit for 29,000 shares of common stock at $0.5 per share for total of $14,500 from 16 unrelated parties. These shares have been issued on October 8, 2018.

In October 2018, the Company received a deposit for 3,000 shares of common stock at $0.50 per share for total of $5,000 from 3 unrelated party. These shares have been issued on October 8, 2018.

In October 2018, the Company received a deposit for 10,000 shares of common stock at $0.05 per share for total of $500 from 1 unrelated party. These shares have been issued on October 30, 2018.

In October 2018, the Company received a deposit for 2,000 shares of common stock at $1.00 per share for total of $2,000 from 1 unrelated party. These shares have been issued on October 30, 2018.

In November 2018, the Company received a deposit for 42,000 shares of common stock at $1.00 per share for total of $42,000 from 5 unrelated parties. These shares have been issued in November 2018.

In December 2018, the Company issued 40,000 shares of common stock at $0.05 per share for total of $2,000 to 4 unrelated parties under the Company’s 2018 Employee, Director and Consultant Stock Plan. The money was received in 2019.

The debt of $48,333 owed to prior shareholders was forgiven and accounted for as a contribution to additional paid in capital upon the change in control in July 2018.

NOTE 9 – BUSINESS COMBINATION

On September 13, 2018, the Company purchased 1,040,000 shares of common stock of AllyMe for a total consideration of $1,040. These shares comprise approximately 51% of the then issued and outstanding shares of common stock of AllyMe.

The Combination of AllyMe US and AllyMe are considered business acquisition and the method used to present the transaction is the acquisition method. The acquisition method is a method of accounting for a merger of two businesses. The tangible assets and liabilities and operations of the acquired business were combined at their market value of the acquisition date, which is the date when the acquirer gains control over the acquired company

The following table summarizes the consideration paid for AllyMe and the fair value amounts of assets acquired and liabilities assumed recognized at the acquisition date:

Purchase price	$1,040

Cash	$10,702
Total assets:	$10,702
Less: liabilities assumed	(21,312)
Net assets acquired	(10,610)
Purchase price in excess of net assets acquired	$11,649

Zilin Wang is CEO and shareholder of both AllyMe US and AllyMe. So the combination is deemed as between related parties. The purchase price in excess of the assets acquired is booked as additional paid in capital.

AllyMe and its subsidiary China Info were both formed in 2018. No unaudited pro forma condensed combined statements of operations are presented to illustrate the estimated effects of the merger of AllyMe. by AllyMe US (the “Transaction”) on the historical results of operations of AllyMe.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2018 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedure include, without limitations, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed by the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company’s sole officer concluded that the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that the information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2018 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our management in connection with the review of our financial statements for the year ended December 31, 2018.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the management’s report in this annual report.

Management’s Remediation Initiatives

Given the financial resources available to the Company, the Company is not in a position to institute any realistic remediation of the identified material weaknesses and other deficiencies and enhance our internal controls. At such time that the Company has the financial resources to address and eliminate the identified weaknesses, we intend to create take action to do so. Unfortunately, until the Company has such financial resources, the identified weaknesses will continue to exist.

Changes in Internal Control over Financial Reporting.

During the last quarter of the Company’s fiscal year ended December 31, 2018, there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

ITEM 9B. OTHER INFORMATION

None

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following individuals currently serve as our executive officers and directors:

Name	Age	Positions
Zilin Wang	59	President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer

Zilin Wang, President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer

Mr. Wang has been the President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer and sole Director of the Company since July 2018. Prior to 1995, Zilin Wang served as an associate professor at the Daqing Petroleum Institute in China. In 1995 he relocated to Vancouver, Canada. From 2012 to 2013, Mr. Wang served as president of the Kitimat Hotel group, Canada. Since 2014, he has served as chairman of AllyMe Financial Services Ltd., Shenzhen, China. In 2014, Mr. Wang designed intelligent terminal software which provides management tools for modernization, consumption diversification information and networking. The system applied for software copyright protection in China. In 2011, Mr. Wang received the “China’s Ten Outstanding CDO” by the China Brand Association. Mr. Wang received his Bachelor Science degree specializing in computer science.

Mr. Wang devotes approximately 25% of his business time to the affairs of the Company. The time Mr. Wang spends on the business affairs of the Company varies from week to week and is based upon the needs and requirements of the Company.

Audit Committee and Audit Committee Financial Expert

We do not currently have an audit committee financial expert, nor do we have an audit committee. Our entire board of directors, which currently consists of Mr. Wang, handles the functions that would otherwise be handled by an audit committee. We do not currently have the capital resources to pay director fees to a qualified independent expert who would be willing to serve on our board and who would be willing to act as an audit committee financial expert. As our business expands and as we appoint others to our board of directors we expect that we will seek a qualified independent expert to become a member of our board of directors. Before retaining any such expert our board would make a determination as to whether such person is independent.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company’s officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management’s review of these reports during the fiscal year ended December 31, 2018, all reports required to be filed were filed on a timely basis.

Code of Ethics

Our board of directors has adopted a code of ethics that our officers, directors and any person who may perform similar functions are subject to. Currently Mr. Wang is our only officer and our sole director, therefore, he is the only person subject to the Code of Ethics. If we retain additional officers in the future to act as our principal financial officer, principal accounting officer, controller or persons serving similar functions, they would become subject to the Code of Ethics. The Code of Ethics does not indicate the consequences of a breach of the code. If there is a breach, the board of directors would review the facts and circumstances surrounding the breach and take action that it deems appropriate, which action may include dismissal of the employee who breached the code. Currently, since Mr. Wang serves as the sole director and sole officer, he is responsible for reviewing his own conduct under the Code of Ethics and determining what action to take in the event of his own breach of the Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION.

No past officer or director of the Company has received any compensation and none is due or payable. Our sole current officer and director, Zilin Wang, does not receive any compensation for the services he renders to the Company, has not received compensation in the past, and is not accruing any compensation pursuant to any agreement with the Company. We currently have no formal written salary arrangement with our sole officer. Mr. Wang may receive a salary or other compensation for services that he provides to the Company in the future. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of the Company’s employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of December 31, 2018, by: (I) each current director; each nominee for director, and executive officer of the Company; (ii) all directors and executive officers as a group; and (iii) each shareholder who owns more than five percent of the outstanding shares of the Company’s Common Stock. Except as otherwise indicated, the Company believes each of the persons listed below possesses sole voting and investment power with respect to the shares indicated.

Name and Address	Number of shares	Percentage Owned (1)(2)
Zilin Wang 13-4832 Lazelle Ave., Terrace BC V8G 1T4, Canada	8,618,000	96.35%

(1) This table is based upon 8,944,060 shares issued and outstanding as of December 31, 2018.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the shares. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options or warrants but are not deemed outstanding for computing the percentage of any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Related Party Transactions

$64,370 was due to Zilin Wang, the sole officer and director of the Company, as of December 31, 2018. The amount due derives from advances of operating expenses made by Mr. Wang and are unsecured, non-interest bearing, and due on demand. As of December 31, 2017, the Company had a loan payable to a former shareholder in the amount of $41,709. This loan is non-interest bearing, due upon demand and unsecured.

Director Independence

As of December 31, 2018, Zilin Wang was the sole director of the Company. Mr. Wang is not considered “independent” in accordance with rule 4200(a)(15) of the NASDAQ Marketplace Rules. We are not currently traded on NASDAQ and are therefore not required to comply with the NASDAQ Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by our auditors, KSP Group, Inc. was $[insert] for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2018. The aggregate fees billed by our former auditors, Haynie & Company was $10,000 for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2017.

AUDIT-RELATED FEES

During the last two fiscal years, no fees were billed or incurred for assurance or related services by either of our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

There were no tax preparation fees billed for the fiscal years ended December 31, 2018 or 2017.

ALL OTHER FEES

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors’ responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of Directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended December 31, 2018, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption “All Other Fees”, which are currently none, is compatible with maintaining the auditor’s independence.

The board approved all fees described above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS

The following documents are filed as part of this 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

●	Report of KSP Group, Inc., Independent Registered Certified Public Accounting Firm for the fiscal year ended December 31, 2018

●	Report of Haynie & Company, Independent Registered Certified Public Accounting Firm for the fiscal year ended December 31, 2017

●	Balance Sheets as of December 31, 2018 and 2017

●	Statements of Operations for the years ended December 31, 2018 and 2017

●	Statements of Changes in Stockholders’ Equity for the period from December 31, 2016 to December 31, 2018

●	Statements of Cash Flows for the years ended December 31, 2018 and 2017

●	Notes to Financial Statements

2. FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3. EXHIBITS

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit No.	Identification of Exhibit

31.1.	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AllyMe Group, Inc.
(Registrant)

By	/s/ Zilin Wang
Zilin Wang
President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Date	April 11, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By	/s/ Zilin Wang
Zilin Wang
Sole Director, President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Date	April 11, 2019

