Form 10-Q
period 2019-03-31
AllyMe Group, Inc./NV
filed 2019-05-15
CIK 1657045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2019

Commission File Number: 333-209478

ALLYME GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	32-0446353
(State of organization)	(I.R.S. Employer Identification No.)

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [ ] (Do not check if a smaller reporting company) Emerging Growth Company [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Securities registered under Section 12(g) of the Exchange Act:

Common Stock $.001 par value

There are 8,944,060 shares of common stock outstanding as of May 14, 2019.

PART I–FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

ALLYME GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$52,706	$69,167
Prepaid expenses	1,091	14,767

Total Assets	$53,797	$83,934

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$8,331	$3,079
Other Payable	11,191	9,717
Loan from unrelated party	2,980	2,909
Due to related parties	76,278	64,370

Total Liabilities	98,780	80,075

Stockholders’ Deficit
Preferred stock, $0.001 par value 10,000,000 shares authorized; none issued and outstanding at March 31, 2019 and December 31, 2018	-
Common stock, par value $0.001, 75,000,000 shares authorized 8,904,060 and 8,904,060 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	8,944	8,944
Additional paid in capital	159,579	154,865
Subscription receivable	0	-2000
Shares to be issued	1,100	0
Accumulated deficit	(188,395)	(142,766)
Accumulated other comprehensive loss	2,272	1,495
Total Wewin Group Corp.’s deficit	(16,499)	20,538

Non-controlling interest	(28,483)	(16,679)
Total stockholders’ deficit	(44,983)	3,859

Total Liabilities and Stockholders’ Deficit	$53,797	$83,934

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

ALLYME GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the three months ended March 31,
	2019	2018

Revenue	$-	$-

Operating expenses	57,433	4,034

Operating Loss	(57,433)	(4,034)

Loss before income taxes	(57,433)	(4,034)

Income Tax Expense	-	-

Net loss	$(57,433)	$(4,034)

Less: net loss attributable to non-controlling interest	(11,804)	-
Net loss attributable to Allyme Group, Inc.	$(45,629)	$(4,034)

Other comprehensive income
Foreign currency translation gain (loss)	777	-

Total Comprehensive Loss	$(44,852)	$(4,034)

Comprehensive loss attributable to non-controlling interest	(11,804)	-
Comprehensive loss attributable to Allyme Group, Inc.	$(33,048)	$(4,034)

Loss per share - basic and diluted	$(0.01)	$(0.00)

Weighted average shares- basic and diluted	8,944,060	8,620,000

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

ALLYME GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31,
	2019	2018
OPERATING ACTIVITIES
Net loss	$(57,433)	$(4,034)
Changes in Operating Assets and Liabilities:
Accounts payable and accrued liabilities	5,228	-
Prepaid expenses	13,922	1,669
Other payable	1,038	-
Net cash used in operating activities	(37,245)	(2,365)

FINANCING ACTIVITIES
Payments for related party loans	11,908	-
Shares issued for cash	7,814	-
Net cash provided by financing activities	19,722	-

Effect of exchange rate fluctuation on cash and cash equivalents	1,062	-

Net decrease in cash	(16,461)	(2,365)

Cash, beginning of period	69,167	6,496

Cash, end of period	$52,706	$4,131
	-
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

ALLYME GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

									Stockholders
							Accumulated		Deficit and
			Additional	Shares			Other		Non
	Common Stock		Paid-in	to be	Accumulated	Subscription	Comprehensive	Noncontrolling	Controlling
	Shares	Amount	Capital	issued	Deficit	Receivable	Income	Interest	Interest
Balance December 31, 2017	8,620,000	$8,620	$33,205	$-	$(72,111)	$-	$-	$-	$(30,286)

Net loss	-	-	-	-	(4,034)	-	-	-	(4,034)

Balance March 31, 2018	8,620,000	$8,620	$33,205	$-	$(76,145)	$-	$-	$-	$(34,320)

Balance December 31, 2018	8,944,060	$8,944	$154,865	$-	$(142,766)	$(2,000)	$1,495	$(16,679)	$3,859

Issue common stock for cash	-	-	4,714	-	-	-	-	-	4,714
Subscription receivable	-	-	-	-	-	2,000	-	-	2,000
Shraes to be issued	-	-	-	1,100	-	-	-	-	1,100
Net loss	-	-	-	-	(57,433)	-	-	-	(57,433)
Minority interest for current year	-	-	-	-	11,804	-	-	(11,804)	-
Foreign currency translation adjustment	-	-	-	-	-	-	777	-	777

Balance March 31, 2019	8,944,060	$8,944	$159,579	$1,100	$(188,395)	$-	$2,272	$(28,483)	$(44,983)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

ALLYME GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

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

NOTE 2 – GOING CONCERN

The Company has incurred losses since inception (August 13, 2014) resulting in an accumulated deficit of $188,395 is as of March 31, 2019, and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future. The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited condensed interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2018.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company’s year-end is December 31.

Basis of consolidation

The unaudited consolidated financial statements include the financial statements of AllyMe US and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

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

March 31, 2019

Period-end spot rate	US $1=RMB 6.7112

Average rate	US $1=RMB 6.7447

Cash

Cash includes cash on hand and on deposit at banking institutions as well as all liquid short-term investments with original maturities of 90 days or less. Cash amounted to $52,706 and $69,167 as of March 31, 2019 and December 31, 2018, respectively. The Company’s cash held in bank accounts in the PRC amounted to $30,349 and $53,722 as of March 31, 2019 and December 31, 2018, respectively and is not protected by FDIC insurance or any other similar insurance. The Company’s bank account in the United States amounted to $22,357 and $15,445 and is protected by FDIC insurance up to $250,000.

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

The Company has assessed the impact of the guidance by performing the following five steps analysis:

Step 1: Identify the contract

Step 2: Identify the performance obligations

Step 3: Determine the transaction price

Step 4: Allocate the transaction price

Step 5: Recognize revenue

Earnings per Share

For the three months ended March 31, 2019 and 2018 there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in these periods.

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At March 31, 2019 and December 31, 2018, there were no uncertain tax positions.

Stock-Based Compensation

As of March 31, 2019 and December 31, 2018, the Company has not issued any stock-based payments to its employees.

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

NOTE 4 – PREPAID EXPENSE

Prepaid expense amounted to $1,091 and $14,767 as of March 31, 2019 and December 31, 2018, respectively. Prepaid expenses in 2019 and 2018 are mainly prepaid service fees.

NOTE 5 – LOAN FROM AN UNRELATED PARTY

Loan from an unrelated party amounted to $2,980 and $2,909 as of March 31, 2019 and December 31, 2018, respectively. Loan from an unrelated party are interest free, without collateral, and due on demand.

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

As of March 31, 2019 and December 31, 2018, the amounts outstanding were $76,278 and $64,370. The advances were non-interest bearing, due upon demand and unsecured.

	March 31, 2019	December 31, 2018
Zilin Wang (1)	$41,170	$42,724
AllyMe Holding Inc. (2)	35,108	21,646
Total due to related parties	$76,278	$64,370

(1)	Zilin Wang is the CEO and shareholder of the Company

(2)	Zilin Wang is the prior CEO and prior shareholder of AllyMe Holding Inc.

NOTE 7 - STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 75,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001. There is no preferred stock issued and outstanding as of March 31, 2019. There are 8,944,060 and 8,944,060 shares of common stock outstanding as of March 31, 2019 and December 31, 2018, respectively.

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

In January 2019, the Company received a deposit for 1,000 shares of common stock at $1.10 per share for total of $1,100 from 1 unrelated party. These shares have been issued in April 2019.

The debt of $48,333 owed to prior shareholders was forgiven and accounted for as a contribution to additional paid in capital upon the change in control in July 2018.

NOTE 8 – BUSINESS COMBINATION

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

Zilin Wang is CEO and shareholder of both AllyMe US and AllyMe. As a result, the combination is deemed as between related parties. The purchase price in excess of the assets acquired is booked as additional paid in capital.

AllyMe and its subsidiary China Info were both formed in 2018. No unaudited pro forma condensed combined statements of operations are presented to illustrate the estimated effects of the merger of AllyMe. by AllyMe US (the “Transaction”) on the historical results of operations of AllyMe.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2019 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Overview of the Business

The Company was formed as a US corporation to use as a vehicle for providing consulting services, primarily in China. In the second half of 2018, AllyMe Group, Inc., Inc. (also referred to as “the Company”) commenced providing consulting services in China principally focused on the development of new-high-tech products marketing and retail sales. As of the date of this report, it has provided services to four (4) clients and has generated approximately $14,690 in revenues. The Company did not generate any revenues in the first fiscal quarter of 2019. The Company intends to seek additional clients through direct marketing in China. The Company is currently in its early stages and there is no guarantee that it will be successful at any time in the near future or ever.

Ultimately, the Company seeks to provide management advisory services to business organizations worldwide. The Company intends to assist smaller developing companies in the development of business models and strategies. Beside China, the Company’s initial target markets include the United States. AllyMe offers business consultancy, marketing consultancy, financial consultancy and business modeling support to its client organizations. It also seeks to provide merger and acquisition consultancy.

Results of Operations

Three Months Ended March 31, 2019 Compared to March 31, 2018

The following table summarizes the results of our operations during the three monthss ended March 31, 2019 and 2018, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current three-month period to the prior three-month period:

Line Item	3/31/19	3/31/18	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$-	$-	$-	n/a
Operating expenses	57,433	4,034	53,399	13,237%
Net loss	(45,629)	(4,034)	41,595	10,311%
Loss per share of common stock	(0.01)	(0.00)	(0.01)	inf.

We recorded a net loss of $45,629 for the three months ended March 31, 2019 as compared with a net loss of $4,034 for the three months ended March 31, 2018 due primarily to an increase in general and administrative expense. The increase in expense resulted primarily from professional fees.

Liquidity and Capital Resources

As of March 31, 2019, we had total assets of $53,797, a working capital deficit of $44,983 and an accumulated stockholders’ deficit of $44,983. Our operating activities used $37,245 in cash for the three months ended March 31, 2019, while our operations used $2,635 cash in the three months ended March 31, 2018. We had no revenues in either period.

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

At March 31, 2019, the Company had loans and advances from a related party shareholder in the aggregate amount of $76,278, which represents amounts loaned to the Company to pay the Company’s expenses of operation. These advances are payable on demand.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2019. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

ALLYME GROUP, INC.

Date: May 15, 2019	By	/s/ Zilin Wang
Zilin Wang
Director, CEO, CFO, President and Treasurer

