Form 10-Q
period 2019-09-30
AllyMe Group, Inc./NV
filed 2019-11-15
CIK 1657045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2019

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

Common Stock $.001 par value

There are 8,952,060 shares of common stock outstanding as of November 14, 2019.

PART I–FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

ALLYME GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$17,484	$69,167
Account receivable	3,571	-
Prepaid expenses	584	14,767

Total Assets	$21,636	$83,934

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$13,591	$3,079
Other Payable	2,737	9,717
Loan from unrelated party	2,798	2,909
Due to related parties	107,764	64,370

Total Liabilities	126,890	80,075

Stockholders’ Deficit
Preferred stock, $0.001 par value 10,000,000 shares authorized; none issued and outstanding at September 30, 2019 and December 31, 2018
Common stock, par value $0.001, 75,000,000 shares authorized 8,952,060 and 8,944,060 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	8,952	8,944
Additional paid in capital	168,371	154,865
Subscription receivable	0	(2,000)
Accumulated deficit	(246,891)	(142,766)
Accumulated other comprehensive loss	2,162	1,495
Total Wewin Group Corp.’s deficit	(67,405)	20,538

Non-controlling interest	(37,848)	(16,679)
Total stockholders’ deficit	(105,254)	3,859

Total Liabilities and Stockholders’ Deficit	$21,636	$83,934

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

ALLYME GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018

Revenue	$942	$-	$5,942	$-
Cost of Revenues	-	-	-	-
Gross Profit	942		5,942

Operating expenses	25,365	48,630	131,236	66,676

Operating Loss	(24,423)	(48,630)	(125,294)	(66,676)

Loss before income taxes	(24,423)	(48,630)	(125,294)	(66,676)

Income Tax Expense	-	-	-	-

Net loss	$(24,423)	$(48,630)	$(125,294)	$(66,676)

Less: net loss attributable to non-controlling interest	(7,572)	(4,388)	(21,169)	(4,388)
Net loss attributable to Allyme Group, Inc.	$(16,851)	$(44,242)	$(104,125)	$(62,288)

Other comprehensive income
Foreign currency translation gain (loss)	61	286	667	286

Total Comprehensive Loss	$(16,790)	$(43,956)	$(103,458)	$(62,002)

Comprehensive loss attributable to non-controlling interest	(7,572)	(4,242)	(21,169)	(4,242)
Comprehensive loss attributable to Allyme Group, Inc.	$(9,218)	$(39,714)	$(82,289)	$(57,760)

Loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares- basic and diluted	8,946,962	8,620,000	8,945,646	8,620,000

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

ALLYME GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended September 30,
	2019	2018
OPERATING ACTIVITIES
Net loss	$(125,294)	$(66,676)
Changes in Operating Assets and Liabilities:
Accounts payable and accrued liabilities	10,735	5,360
Account receivable	(3,571)	-
Prepaid expenses	14,207	5,001
Other payable	(6,530)	-
Advances from customers	-	17,472
Net cash used in operating activities	(110,453)	(38,843)

INVESTING ACTIVITIES
Cash received from acquisition	-	32,814
Net cash provided by financing activities	-	32,814

FINANCING ACTIVITIES
Payments for related party loans	43,394	30,358
Proceeds from deposit for stock purchase	-	36,011
Shares issued for cash	15,514	15,000
Net cash provided by financing activities	58,908	81,369

Effect of exchange rate fluctuation on cash and cash equivalents	(139)	309

Net decrease in cash	(51,684)	75,649

Cash, beginning of period	69,167	6,496

Cash, end of period	$17,483	$82,145
	(1)
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

ALLYME GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

	Common Stock		Additional Paid-in	Shares to be	Accumulated	Subscription	Accumulated Other Comprehensive	Noncontrolling	Stockholders’ Deficit and NonControlling
	Shares	Amount	Capital	issued	Deficit	Receivable	Income	Interest	Interest

Balance December 31, 2018	8,944,060	$8,944	$154,865	$-	$(142,766)	$(2,000)	$1,495	$(16,679)	$3,859

Issue common stock for cash	8,000	8	13,506	-	-	-	-	-	13,514
Subscription receivable	-	-	-	-	-	2,000	-	-	2,000
Net loss	-	-	-	-	(125,294)	-	-	-	(125,294)
Minority interest for current year	-	-	-	-	21,169	-	-	(21,169)	-
Foreign currency translation adjustment	-	-	-	-	-	-	667	-	667

Balance September 30, 2019	8,952,060	$8,952	$168,371	$-	$(246,891)	$-	$2,162	$(37,848)	$(105,254)

	Common Stock		Additional Paid-in	Shares to be	Accumulated	Subscription	Accumulated Other Comprehensive	Noncontrolling	Stockholders’ Deficit and NonControlling
	Shares	Amount	Capital	issued	Deficit	Receivable	Income	Interest	Interest

Balance December 31, 2017	8,620,000	$8,620	$33,205	$-	$(72,111)	$-	$-	$-	$(30,286)

Debt forgiven by former owners	-	-	58,658	-	-	-	-	-	58,658
From acquisition	-	-	(11,250)	-	-	-	-	-	(11,250)
Additional capital contributed	-	-	15,000	-	-	-	-	-	15,000
Minority interest from acquisition	-	-	-	-	-	-	12	(10,796)	(10,784)
Net loss	-	-	-	-	(66,676)	-	-	-	(66,676)
Minority interest for current year	-	-	-	-	4,388	-	(146)	(4,242)	-
Foreign currency translation adjustment	-	-	-	-	-	-	286	-	286

Balance September 30, 2018	8,620,000	$8,620	$95,613	$-	$(134,399)	$-	$152	$(15,038)	$(45,052)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

ALLYME GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

NOTE 2 – GOING CONCERN

The Company has incurred losses since inception (August 13, 2014) resulting in an accumulated deficit of $246,891 is as of September 30, 2019, and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future. The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

September 30, 2019

Period-end spot rate	US $1=RMB 7.1477

Average rate	US $1=RMB 6.8628

Cash

Cash includes cash on hand and on deposit at banking institutions as well as all liquid short-term investments with original maturities of 90 days or less. Cash amounted to $17,484 and $69,167 as of September 30, 2019 and December 31, 2018, respectively. The Company’s cash held in the PRC amounted to $15,972 and $53,722 as of September 30, 2019 and December 31, 2018, respectively and is not protected by FDIC insurance or any other similar insurance. The Company’s bank account in the United States amounted to $1,512 and $15,445 and is protected by FDIC insurance up to $250,000.

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

The Company has assessed the impact of the guidance by performing the following five steps analysis:

Step 1: Identify the contract

Step 2: Identify the performance obligations

Step 3: Determine the transaction price

Step 4: Allocate the transaction price

Step 5: Recognize revenue

Earnings per Share

For the nine months ended September 30, 2019 and 2018 there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in these periods.

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At September 30, 2019 and December 31, 2018, there were no uncertain tax positions.

Stock-Based Compensation

As of September 30, 2019 and December 31, 2018, the Company has not issued any stock-based payments to its employees.

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

NOTE 4 – PREPAID EXPENSE

Prepaid expense amounted to $584 and $14,767 as of September 30, 2019 and December 31, 2018, respectively. Prepaid expenses in 2019 and 2018 are mainly prepaid service fees.

NOTE 5 – LOAN FROM AN UNRELATED PARTY

Loan from an unrelated party amounted to $2,798 and $2,909 as of September 30, 2019 and December 31, 2018, respectively. Loan from an unrelated party are interest free, without collateral, and due on demand.

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

As of September 30, 2019 and December 31, 2018, the amounts outstanding were $107,764 and $64,370. The advances were non-interest bearing, due upon demand and unsecured.

	September 30, 2019	December 31, 2018
Zilin Wang (1)	$41,170	$42,724
AllyMe Holding Inc. (2)	66,594	21,646
Total due to related parties	$107,764	$64,370

(1) Zilin Wang is the CEO and shareholder of the Company

(2) Zilin Wang is the prior CEO and prior shareholder of AllyMe Holding Inc.

NOTE 7 - STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 75,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001. There is no preferred stock issued and outstanding as of September 30, 2019. There are 8,952,060 and 8,944,060 shares of common stock outstanding as of September 30, 2019 and December 31, 2018, respectively.

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

In September 2019, the Company received a deposit for 7,000 shares of common stock at $1.10 per share for total of $7,700 from 2 unrelated parties. These shares have been issued in September 2019

The debt of $48,333 owed to prior shareholders was forgiven and accounted for as a contribution to additional paid in capital upon the change in control in July 2018.

During the nine months ended September 30, 2019, the company issued 8,000,000 shares of common stock at $1.94 per share for the total of $15,514 to 2 unrelated parties. These shares have been issued from January 2019 to September 2019.

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2019 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Overview of the Business

The Company was formed as a US corporation to use as a vehicle for providing consulting services, primarily in China. In the second half of 2018, AllyMe Group, Inc., Inc. (also referred to as “the Company”) commenced providing consulting services in China principally focused on the development of new-high-tech products marketing and retail sales. As of the date of this report, it has provided services to four (4) clients and has generated approximately $14,690 in revenues. The Company has generated $5,942 in revenues in the first nine months of 2019. The Company intends to seek additional clients through direct marketing in China. The Company is currently in its early stages and there is no guarantee that it will be successful at any time in the near future or ever.

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

Results of Operations

Three Months Ended September 30, 2019 Compared to September 30, 2018

The following table summarizes the results of our operations during the three months ended September 30, 2019 and 2018, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current three-month period to the prior three-month period:

Line Item	9/30/19	9/30/18	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$942	$-	$942	Inf.
Operating expenses	25,365	48,630	(23,265)	(47.8)%
Net loss	(24,423)	(48,630)	(24,207)	(49.8)%
Loss per share of common stock	(0.00)	(0.01)	(0.01)	inf.

We recorded a net loss of 24,423 for the three months ended September 30, 2019 as compared with a net loss of $48,630 for the three months ended September 30, 2018 due primarily to an decrease in general and administrative expense.

Nine Months Ended September 30, 2019 Compared to September 30, 2018

The following table summarizes the results of our operations during the nine months ended September 30, 2019 and 2018, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current nine-month period to the prior nine-month period:

Line Item	9/30/19	9/30/18	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$5,942	$-	$5,942	Inf.
Operating expenses	131,236	66,676	64,560	96.8%
Net loss	(125,294)	(66,676)	58,618	87.9%
Loss per share of common stock	(0.01)	(0.01)	(0.01)	inf.

We recorded a net loss of $125,294 for the nine months ended September 30, 2019 as compared with a net loss of $66,676 for the nine months ended September 30, 2018 due primarily to an increase in general and administrative expense. The increase in expense resulted primarily from professional fees.

Liquidity and Capital Resources

As of September 30, 2019, we had total assets of $21,636, a negative working capital deficit of $105,254 and an accumulated negative deficit of $246,891. Our operating activities used $110,453 in cash for the nine months ended September 30, 2019, while our operations used $38,843 cash in the nine months ended September 30, 2018. We had $5,942 revenues in the nine months ended September 30, 2019, while we had no revenues in the last year same period.

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

At September 30, 2019, the Company had loans and advances from a related party shareholder in the aggregate amount of $107,764, which represents amounts loaned to the Company to pay the Company’s expenses of operation. These advances are payable on demand.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2019. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ALLYME GROUP, INC.

Date: November 15, 2019	By	/s/ Zicheng Wang
Zicheng Wang
Director, CEO, CFO, President and Treasurer

