Form 10-K
period 2019-12-31
AllyMe Group, Inc./NV
filed 2020-06-18
CIK 1657045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2019

Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from _______________ to _______________

Commission File Number: 333-209478

ALLYME GROUP, INC.

(Exact name of small Business Issuer as specified in its charter)

Nevada	32-0446353
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

10250 Constellation Blvd., Suite 100 Los Angeles, CA	90067
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (778) 888-2886

n/a

Former address if changed since last report

Securities registered under Section 12(b) of the Exchange Act: None

Title of each Class	Ticker Symbol	Name of each exchange on which registered
Common Stock, par value $0.001	WWIN	Pink Sheets

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2019)—$200.00.

State the number of shares outstanding of the registrant’s $.001 par value common stock as of the close of business on the latest practicable date (June 11, 2020): 8,956,191

Documents incorporated by reference: None.

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

PART I

ITEM 1. BUSINESS.

Background

Corporate History and General Information

AllyMe Group, Inc. was organized on August 13, 2014 as a Nevada corporation under Chapter 78 of the Nevada Revised Statutes. The Company’s principal office is located at 10250 Constellation Blvd., Suite 100, Los Angeles, CA 90067.

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

In the second half of 2018, AllyMe Group, Inc. (also referred to as “the Company”) commenced providing consulting services in China principally focused on the development of new-high-tech products marketing and retail sales. As of the date of this report, it has provided services to four (4) clients and has generated approximately $17,000 in revenues. The Company intends to seek additional clients through direct marketing in China. The Company is currently in its early stages and there is no guarantee that it will be successful at any time in the near future or ever.

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

Initial Company Funding

To date, the major part of the Company’s funding has been provided by equity investment by certain parties resident in China and on a loan basis by related parties and customers and through the sales of Company stock in China. At December 31, 2019, the aggregate amount of such loans was $95,025, of which $92,152 was payable to related parties. These loans are non-interest bearing and are due on demand. To date, these advances are not the subject of any written agreements, however, if not repaid in the short term, the Company may enter into formal loan agreements with respect to these obligations in the future. The Company expects that these advances will be repaid from equity raised in China. In addition, the Company has accounts payable to certain vendors who have provided services to the Company aggregating $10,963. This funding has been utilized to fund the general and administrative expenses of the Company (primarily associated with being a US reporting company) and provide working capital.

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

In 2019, the Company sold an additional 12,131 shares of Company Common Stock to a third party at an average price of $1.88 per share.

Following December 31, 2019, the Company believes that it will require additional funding for ongoing operations. There is no guarantee that we will be able to raise any additional capital and have no current arrangements for any such financing.

Risks and Uncertainties Facing the Company

The Company has had only limited revenues which have been derived from its consulting agreements.

As an early-stage company, the Company expects to experience losses in the near term. The Company needs to generate revenue or locate additional financing in order to continue its developmental plans. There is no guarantee that the Company will be able to identify sufficient numbers of customers to generate enough revenues to continue operations or proceed with developing its business in accordance with its business plan.

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

COVID-19 Pandemic.

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China, and has since spread to a number of other countries. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. Several countries around the world, including China, have taken steps to restrict travel. Our operations are principally located in China, which has taken action to regulate the flow of labor and products and impede the travel of personnel, may impact our ability to conduct normal business operations, which could adversely affect our results of operations and liquidity. Disruptions to our business operations, or to our vendors’ or customers’ business operations, could include disruptions from the closure of facilities or the ability to travel. If a critical number of our employees or consultants become too ill to work, or we are not able to access sufficient human resources due to enforced office closures, our ability to conduct our business could be materially adversely affected in a rapid manner. Similarly, if our customers experience adverse business consequences due to COVID-19, or any other, pandemic, demand for our services could also be materially adversely affected in a rapid manner. Global health concerns, such as COVID-19, could also result in social, economic, and labor instability in the countries and localities in which we or our vendors and customers operate. Any of these uncertainties could have a material adverse effect on our business, financial condition or results of operations.

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

Employees

As of December 31, 2019, the Company had no employees and had no employees in its Chinese subsidiary.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item. Notwithstanding, in addition to risk factors highlighted in previous reports, the Company adds the following additional risk factor:

We do not yet know the extent we could be affected by the Coronavirus (COVID-19) pandemic

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China, and has since spread to a number of other countries. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. Several countries around the world, including China, have taken steps to restrict travel. Our operations are principally located in China, which has taken action to regulate the flow of labor and products and impede the travel of personnel, may impact our ability to conduct normal business operations, which could adversely affect our results of operations and liquidity. Disruptions to our business operations, or to our vendors’ or customers’ business operations, could include disruptions from the closure of facilities or the ability to travel. If a critical number of our employees or consultants become too ill to work, or we are not able to access sufficient human resources due to enforced office closures, our ability to conduct our business could be materially adversely affected in a rapid manner. Similarly, if our customers experience adverse business consequences due to COVID-19, or any other, pandemic, demand for our services could also be materially adversely affected in a rapid manner. Global health concerns, such as COVID-19, could also result in social, economic, and labor instability in the countries and localities in which we or our vendors and customers operate. Any of these uncertainties could have a material adverse effect on our business, financial condition or results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

As of December 31, 2019, the Company did not own or lease any properties.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2019, the Company was not a party to any pending or threatened legal proceedings.

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

Notes Payable – Related Party

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attain adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. Amounts represent advances, which are are considered temporary in nature and have not been formalized by a promissory note.

As of December 31, 2019 and 2018, the amounts outstanding were $92,152 and $64,370. The advances were non-interest bearing, due upon demand and unsecured.

	December 31, 2019	December 31, 2018
Zilin Wang (1)	$92,152	$42,724
MS Young Adventure Enterprise, Inc (2)	-	21,646
Total due to related parties	$92,152	$64,370

Notes Receivable—Related Partiy

Loan receivable from a related party, Shenzhen Fenglian Financial Services Co., Ltd (“Shenzhen Fenglian”), amounted to $76,561 and $0 as of December 31, 2019 and 2018, respectively. The Company’s major shareholder Zilin Wang is also a major shareholder of Shenzhen Fenglian. In 2019, Shenzhen Fenglian signed three agreements with the Company. The Company manages money transferred from Shenzhen Fenglian. The Company and Shenzhen Fenglian should share any interest income on a 50% and 50% ratio. Loan receivable from a related party are interest free, without collateral, and due on demand.

Status of Outstanding Common Stock

As of December 31, 2019, we had a total of 8,956,191 shares of our common stock outstanding. 8,618,000 of these shares are currently held by Zilin Wang, who is an “affiliate” of the Company. On February 21, 2019, the Company filed a Registration Statement on Form S-1 wherein it is seeking to register 2,000,000 shares of Company Common Stock to be offered in China together with 1,875,000 selling shareholder shares. The Offering and sale of the selling shareholder shares is contingent upon the Registration Statement being declared effective by the U.S. Securities and Exchange Commission, which has not occurred as of the date of this report. Additionally, on September 10, 2018, the Company filed a Registration Statement on Form S-8 with respect to the shares to be issued pursuant to the Company’s 2018 Employee, Director and Consultant Stock Plan (the “Plan”). As of the date of this report, 40,000 shares have been issued under the Company’s 2018 Employee, Director and Consultant Stock Plan and were registered on Form S-8.

Holders

We have issued an aggregate of 8,956,191 shares of our common stock to seventy-two (72) record holders.

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

In 2019, the Company sold an additional 12,131 shares of Company Common Stock to a third party at an average price of $1.88 per share.

Purchases of Equity Securities

The Company has never purchased nor does it own any equity securities of any other issuer.

ITEM 6. SELECTED FINANCIAL DATA

Year Ended:

	12/31/19	12/31/18
Revenues	$2,365	$14,690
Net Loss	$(176,738)	$(77,077)
Net Loss Per Share, Basic and Diluted	$(0.02)	$(0.01)
Weighted Average No. Shares, Basic and Diluted	8,947,746	8,687,321
Stockholders’ Deficit (Equity)	$(151,814)	$3,859
Total Assets	$515,394	$83,934
Total Liabilities	$667,208	$80,075

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

AlyMe Group, Inc. was organized on August 13, 2014 as a Nevada corporation under Chapter 78 of the Nevada Revised Statutes. The Company’s principal office is located at 10250 Constellation Blvd., Suite 100, Los Angeles, CA 90067. The Company has two subsidiaries, AllyMe Groups, Inc., a Cayman Islands corporation (“AllyMe”) and China Info Technology Inc. (“China Info”). The Company owns approximately 51% of the presently issued and outstanding shares of common stock of AllyMe and China Info is a wholly-owned subsidiary in China.

The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act which became law in April 2012. The definition of an “emerging growth company” is a company with an initial public offering of common equity securities which occurred after December 8, 2011 and has less than $1 billion of total annual gross revenues during last completed fiscal year.

Overview of the Business

The Company was formed as a US corporation to use as a vehicle for providing consulting services, primarily in China. In the second half of 2018, AllyMe Group, Inc. (also referred to as “the Company”) commenced providing consulting services in China principally focused on the development of new-high-tech products marketing and retail sales. As of the date of this report, it has provided services to four (4) clients and has generated approximately $17,000 in revenues. The Company intends to seek additional clients through direct marketing in China. The Company is currently in its early stages and there is no guarantee that it will be successful at any time in the near future or ever.

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

Results of Operations

Year Ended December 31, 2019 Compared to December 31, 2018

The following table summarizes the results of our operations during the fiscal years ended December 31, 2019 and 2018, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 12-month period to the prior 12-month period:

Line Item	12/31/19	12/31/18	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$2,365	$14,690	$(12,325)	(83.9)%
Operating expenses	179,103	91,736	87,367	95.2%
Net loss	(176,738)	(77,077)	(99,661)	129.3%
Loss per share of common stock	(0.02)	(0.01)	(0.01)	100%

We recorded a net loss of $176,738 for the fiscal year ended December 31, 2019 as compared with a net loss of $77,077 for the fiscal year ended December 31, 2018 due primarily to an increase in general and administrative expense. The increase in expense resulted primarily from professional fees. Revenues were derived from provision of consulting services clients and customers in China.

Liquidity and Capital Resources

As of December 31, 2019, we had total assets of $515,394, a working capital deficit of $151,814 and an accumulated stockholders’ deficit of $282,575. Our operating activities generated $376,965 in cash for the fiscal year ended December 31, 2019, while our operations used $34,465 cash in the fiscal year ended December 31, 2018. Our revenues were $2,365 in the fiscal year ended December 31, 2019 compared to revenues of $14,690 in the fiscal year ended December 31, 2018.

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

At December 31, 2019, the Company had loans and advances from a related party shareholder in the aggregate amount of $92,152, which represents amounts loaned to the Company to pay the Company’s expenses of operation. These advances are payable on demand. In addition, the Company has a loan receivable from a related party in the amount of $76,561.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below are the audited financial statements for the Company for the fiscal years ended December 31, 2019 and 2018 and the reports thereon of ZH CPA, LLC and KSP Group, Inc., respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

AllyMe Group Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AllyMe Group Inc. and subsidiaries (the “Company”) as of December 31, 2019, and the related statements of operations and comprehensive income, changes in equity, and cash flows for each of the year ended December 31, 2019, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for each of the year ended in December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2, which includes the success of the Company’s development efforts and its efforts to raise capital. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ ZH CPA, LLC

We have served as the Company’s auditor since 2020

Denver, Colorado

June 18, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Allyme Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Allyme Group, Inc. as of December 31, 2018 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2018, and the related notes. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ KSP Group

Los Angeles, CA

April 1, 2019

We have served as the Company’s auditor since 2019.

ALLYME GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018

ASSETS

Current Assets
Cash and cash equivalents	$418,229	$69,167
Prepaid expenses	6,458	14,767
Other Receivable	14,146	-
Loan receivable from a related party	76,561	-

Total Assets	$515,394	$83,934

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$10,963	$3,079
Customer Deposit	507,114	-
Other Payable	54,106	9,717
Loan from an unrelated party	2,873	2,909
Due to related parties	92,152	64,370
Total Liabilities	667,208	80,075

Stockholders’ Deficit
Preferred stock, $0.001 par value 10,000,000 shares authorized; none issued and outstanding at December 31, 2019 and December 31, 2018	-	-
Common stock, par value $0.001, 75,000,000 shares authorized 8,956,191 and 8,944,060 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	8,956	8,944
Additional paid in capital	177,654	154,865
Subscription receivable	-	(2,000)
Accumulated deficit	(282,575)	(142,766)
Accumulated other comprehensive loss	(2,609)	1,495
Total Wewin Group Corp.’s deficit	(98,574)	20,538

Non-controlling interest	(53,240)	(16,679)
Total stockholders’ deficit	(151,814)	3,859

Total Liabilities and Stockholders’ Deficit	$515,394	$83,934

The accompanying notes are an integral part of these consolidated financial statements.

ALLYME GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the years ended December 31,
	2019	2018

Revenue	$2,365	$14,690
Cost of Revenues	-	31
Gross Profit	2,365	14,659

Operating expenses
General and administrative	178,665	91,370
Operating expenses	178,665	91,370

Operating Loss	(176,300)	(76,711)

Other income (expense)
Other income	28	-
Interest income	110	33
Bank charges	(576)	(399)
Other income (expense)	(438)	(366)

Loss before income taxes	(176,738)	(77,077)

Income Tax Expense	-	-

Net loss	$(176,738)	$(77,077)

Less: net loss attributable to non-controlling interest	(36,929)	(6,422)
Net loss attributable to Allyme Group, Inc.	$(139,809)	$(70,655)

Other comprehensive income
Foreign currency translation gain (loss)	(3,736)	1,733

Total Comprehensive Loss	$(180,474)	$(75,344)

Comprehensive loss attributable to non-controlling interest	(36,561)	(6,338)
Comprehensive loss attributable to Allyme Group, Inc.	$(143,913)	$(69,006)

Loss per share - basic and diluted	$(0.02)	$(0.01)

Weighted average shares- basic and diluted	8,947,746	8,687,321

The accompanying notes are an integral part of these consolidated financial statements.

ALLYME GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

			Additional			Accumulated Other		Stockholders’ Deficit and
	Common Stock		Paid-in	Accumulated	Subscription	Comprehensive	Noncontrolling	Non Controlling
	Shares	Amount	Capital	Deficit	Receivable	Income	Interest	Interest
Balance December 31, 2017	8,620,000	$8,620	$33,205	$(72,111)	$-	$-	$-	$(30,286)

Issue common stock for cash	324,060	324	84,976					85,301
Subscription receivable	-	-	-	-	(2,000)	-	-	(2,000)
Debt forgiven by former owners	-	-	48,333	-	-	-	-	48,333
From acquisition	-	-	(11,649)	-	-	-	-	(11,649)
Minority interest from acquisition	-	-	-	-	-	(154)	(10,341)	(10,495)
Net loss	-	-	-	(77,077)	-	-	-	(77,077)
Minority interest for current year	-	-	-	6,422	-	(84)	(6,338)	-
Foreign currency translation adjustment	-	-	-	-	-	1,733	-	1,733

Balance December 31, 2018	8,944,060	8,944	154,865	(142,766)	(2,000)	1,495	(16,679)	3,859

Issue common stock for cash	12,131	12	22,789	-	-	-	-	22,801
Subscription receivable	-	-	-	-	2,000	-	-	2,000
Net loss	-	-	-	(176,738)	-	-	-	(176,738)
Minority interest for current year	-	-	-	36,929	-	(368)	(36,561)	-
Foreign currency translation adjustment	-	-	-	-	-	(3,736)	-	(3,736)

Balance December 31, 2019	8,956,191	$8,956	$177,654	$(282,575)	$-	$(2,609)	$(53,240)	$(151,814)

The accompanying notes are an integral part of these consolidated financial statements.

ALLYME GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2019	2018
OPERATING ACTIVITIES
Net loss	$(176,738)	$(77,077)
Non-cash adjustments to reconcile net loss to net cash:
Debt forgiveness	-	48,333
Changes in Operating Assets and Liabilities:
Accounts payable and accrued liabilities	7,894	(2,331)
Prepaid expenses	8,218	(8,614)
Other receivable	(14,258)	-
Other payable	44,735	5,224
Customer Deposit	507,114	-
Net cash provided by(used in) operating activities	376,965	(34,465)

INVESTING ACTIVITIES
Cash received from acquisition	-	20,984
Net cash provided by financing activities	-	20,984

FINANCING ACTIVITIES
Loan receivable from a related party	(77,156)	-
Payments for related party loans	27,782	(10,405)
Proceeds from loan from an unrelated party	-	3,026
Shares issued for cash	24,802	83,300
Net cash (used in)provided by financing activities	(24,572)	75,921

Effect of exchange rate fluctuation on cash and cash equivalents	(3,331)	231

Net increase in cash	349,062	62,671

Cash, beginning of period	69,167	6,496

Cash, end of period	$418,229	$69,167
	-
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-	$-
Interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of Related party debt to Paid-in capital:	$-	$48,333

The accompanying notes are an integral part of these consolidated financial statements.

ALLYME GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 – GOING CONCERN

The Company has incurred losses since inception (August 13, 2014) resulting in an accumulated deficit of $282,575 is as of December 31, 2019, and further losses are anticipated in the development of its business. The Company had a working capital deficit of $151,814 and an accumulated deficit of $282,575 as of December 31, 2019 and a working capital of $3,859 and an accumulated deficit of $142,766 as of December 31, 2018. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future. The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Zilin Wang was CEO and shareholder of both AllyMe US and AllyMe at the time combination. So the combination is deemed as between related parties. The purchase price in excess of the assets acquired is booked as additional paid in capital.

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

Foreign Currency Translation

The Company’s subsidiary Allyme operates in Cayman. The financial position and results of its operations are determined using USD.

The Company’s subsidiary China Info operates in China PRC. The financial position and results of its operations are determined using RMB, the local currency, as the functional currency. Our financial statements are reported using U.S. Dollars. The results of operations and the statement of cash flows denominated in foreign currency are translated at the average rate of exchange during the reporting period. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. The equity denominated in the functional currency RMB is translated at the historical rate of exchange at the time of capital contribution. Because cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Translation adjustments arising from the use of different exchange rates from period to period are included as a separate component of accumulated other comprehensive income included in statement of changes in equity. Gains and losses from foreign currency transactions are included in the consolidated statement of income and comprehensive income.

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

	December 31, 2019	December 31, 2018

Period-end spot rate	US $1=RMB 6.9618	US $1=RMB 6.8755

Average rate	US $1=RMB 6.9081	US $1=RMB 6.6090

Cash

Cash includes cash on hand and on deposit at banking institutions as well as all liquid short-term investments with original maturities of 90 days or less. Cash amounted to $418,229 and $69,167 as of December 31, 2019 and 2018, respectively. The Company’s cash held in bank accounts in the PRC amounted to $416,810 and $53,722 as of December 31, 2019 and 2018 respectively and is not protected by FDIC insurance or any other similar insurance. The Company’s bank account in the United States amounted to $1,419 and $15,445 and is protected by FDIC insurance up to $250,000.

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

The Company has assessed the impact of the guidance by performing the following five steps analysis:

Step 1: Identify the contract

Step 2: Identify the performance obligations

Step 3: Determine the transaction price

Step 4: Allocate the transaction price

Step 5: Recognize revenue

Substantially all of the Company’s revenue is derived from providing consulting services. The Company considers signed engagement agreement to be a contract with a customer. Contracts with customers are considered to be short-term when the time between signed agreements and satisfaction of the performance obligations is equal to or less than one year, and virtually all of the Company’s contracts are short-term. The Company recognizes revenue when services are provided to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services. The Company typically satisfies its performance obligations in contracts with customers upon delivery of the services. The Company does not have any contract assets since the Company has an unconditional right to consideration when the Company has satisfied its performance obligation and payment from customers is not contingent on a future event. Generally, payment is due from customers immediately at the invoice date, and the contracts do not have significant financing components nor variable consideration. There is no returns and there is no allowances. All of the Company’s contracts have a single performance obligation satisfied at a point in time and the transaction price is stated in the contract, usually as a price per unit. All estimates are based on the Company’s historical experience, complete satisfaction of the performance obligation, and the Company’s best judgment at the time the estimate is made.

Earnings per Share

Basic loss per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive shares of common stock consist of the common stock issuable upon the conversion of convertible debt, preferred stock and warrants. The Company uses if-converted method to calculate the dilutive preferred stock and treasury stock method to calculate the dilutive shares issuable upon exercise of warrants.

For the years ended December 31, 2019 and 2018, there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in these periods.

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At December 31, 2019 and 2018, there were no uncertain tax positions.

Fair Value of Financial Instruments

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Additionally, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 inputs are unobservable inputs for the asset or liability. The carrying amounts of financial assets such as cash, prepaid expenses, and other receivable approximate their fair values because of the short maturity of these instruments.

Segment Reporting

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company’s business segments. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operation results by the revenue of different products. Based on management’s assessment, the Company has determined that it has only one operating segment as defined by ASC 280.

Because the Company sells only jewelry products in China, it has only one business segment.

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

NOTE 4 – PREPAID EXPENSE

Prepaid expense amounted to $6,458 and $14,767 as of December 31, 2019 and 2018, respectively. Prepaid expenses in 2019 and 2018 are mainly prepaid service fees.

NOTE 5 – OTHER RECEIVABLE

Other receivable represents professional fees the Company paid on behalf of other company. These payments are due on demand, interest free, and without collateral. Other receivable amounted to $14,146 and $0 as of December 31, 2019 and 2018, respectively.

NOTE 6 – LOAN RECEIVABLE FROM A RELATED PARTY

Loan receivable from a related party Shenzhen Fenglian Financial Services Co., Ltd (“Shenzhen Fenglian”) amounted to $76,561 and $0 as of December 31, 2019 and 2018, respectively. The Company’s major shareholder Zilin Wang is also a major shareholder of Shenzhen Fenglian. In 2019, Shenzhen Fenglian signed three agreements with the Company. The Company manages money transferred from Shenzhen Fenglian. The Company and Shenzhen Fenglian should share any interest income on a 50% and 50% ratio. Loan receivable from a related party are interest free, without collateral, and due on demand.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of December 31, 2019 and 2018, accounts payable and accrued liabilities amounted to $10,963 and $3,079, respectively. Accounts payable and accrued liabilities mainly are accrued professional fees.

NOTE 8 - CUSTOMER DEPOSIT

Customer deposit amounted to $507,114 and $0 as of December 31, 2019 and 2018, respectively. Customer deposit represents amount received from customers for services not rendered yet.

NOTE 9 – LOAN FROM AN UNRELATED PARTY

Loan from an unrelated party amounted to $2,873 and $2,909 as of December 31, 2019 and 2018, respectively. Loan from an unrelated party are interest free, without collateral, and due on demand.

NOTE 10 - DUE TO RELATED PARTIES

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

As of December 31, 2019 and 2018, the amounts outstanding were $92,152 and $64,370. The advances were non-interest bearing, due upon demand and unsecured.

	December 31, 2019	December 31, 2018
Zilin Wang (1)	$92,152	$42,724
MS Young Adventure Enterprise, Inc (2)	-	21,646
Total due to related parties	$92,152	$64,370

(1) Zilin Wang is the CEO and shareholder of the Company

(2) Zilin Wang is the prior CEO and prior shareholder of MS Young Adventure Enterprise, Inc. In 2019, MS Young Adventure Enterprise, Inc will no longer be recognized as a related party of the company.

NOTE 11 - INCOME TAXES

United States

The Company is incorporated in United States, and is subject to corporate income tax rate of 21%.

Cayman Island

AllyMe is an offshore holding company and is not subject to tax on income or capital gains under the laws of the Cayman Islands.

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

Loss before income taxes consists of:

	For the years ended December 31,
	2019	2018
Unites States	$(101,373)	$(63,972)
Cayman Island	(7,021)	(14,465)
PRC	(68,344)	1,360
	$(176,738)	$(77,077)

The income tax expense in the consolidated statements of operations consisted of:

For the years ended December 31,
	2019	2018
Unites States Enterprise Income Tax	$-	$-
Cayman Island Enterprise Income Tax	-	-
PRC Enterprise Income Tax	-	-
Income taxes, net	$-	$-

The components of deferred taxes are as follows at December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Deferred tax assets, current portion
Amortization of fair value of stock for services	$-	$-
Total deferred tax assets, current portion	-	-
Valuation allowance	-	-
Deferred tax assets, current portion, net	$-	$-
Deferred tax assets, non-current portion
Fixed assets	$-	$-
Net operating losses	37,115	16,186
Total deferred tax assets, non-current portion	37,115	16,186
Valuation allowance	(37,115)	(16,186)
Deferred tax assets, non-current portion, net	$-	$-

As of December 31, 2019, China Info had a net operating loss of $72,759 that can be carried forward to offset future net profit for income tax purposes under the PR China tax law. The net operating loss carry forwards as of December 31, 2019 will expire in years 2020 to 2024 if not utilized.

The Company is subject to United States of America tax law. As of December 31, 2019, the operations in the United States of America incurred $237,455 of cumulative net operating losses that can be carried forward to offset future taxable income. The net operating loss carry forwards as of December 31, 2019 will expire in the year 2036 if not utilized. The Company has provided full valuation allowance for the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

A reconciliation between the income tax computed at the U.S. statutory rate and the Company’s provision for income tax in the PRC is as follows:

	December 31, 2019	December 31, 2018
Tax expense at statutory rate - US	21%	21%
Foreign income not recognized in the U.S.	(21)%	(21)%
PRC enterprise income tax rate	25%	25%
Loss not subject to income tax	(25)%	(25)%
Effective income tax rates	-%	-%

NOTE 12 - STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 75,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001. There is no preferred stock issued and outstanding as of December 31, 2019. There are 8,956,191 and 8,944,060 shares of common stock outstanding as of December 31, 2019 and 2018, respectively.

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

In September 2019, the Company received a deposit for 7,000 shares of common stock at $1.10 per share for total of $7,700 from 2 unrelated parties. These shares have been issued in 2019.

In November 2019, the Company received a deposit for 2,131 shares of common stock at $2.20 per share for total of $4,688 from 2 unrelated parties. These shares have been issued in 2019.

In November 2019, the Company received a deposit for 2,000 shares of common stock at $2.30 per share for total of $4,600 from 1 unrelated parties. These shares have been issued in 2019.

The debt of $48,333 owed to prior shareholders was forgiven and accounted for as a contribution to additional paid in capital upon the change in control in July 2018.

NOTE 13 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2019 to the date these financial statements were issued.

The outbreak of COVID19 coronavirus in China and in US starting from the beginning of 2020 has resulted reduction of working hours for the Company. The Company followed the restrictive measures implemented in China, by suspending operation and having employees’ work remotely during February and March 2020. The Company gradually resumed operation and production starting in April 2020. Other financial impact could occur though such potential impact is unknown at this time.

Other than the above stated Subsequent Event, the Company has evaluated the existence of events and transactions subsequent to the balance sheet date through the date the consolidated financial statements were issued and has determined that there were no significant subsequent events or transactions that would require recognition or disclosure in the financial statements.

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

As of December 31, 2019 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our management in connection with the review of our financial statements for the year ended December 31, 2019.

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

Management’s Remediation Initiatives

Given the financial resources available to the Company, the Company is not in a position to institute any realistic remediation of the identified material weaknesses and other deficiencies and enhance our internal controls. At such time that the Company does not have the financial resources to address and eliminate the identified weaknesses. Unfortunately, until the Company has such financial resources, the identified weaknesses will continue to exist.

Changes in Internal Control over Financial Reporting.

During the last quarter of the Company’s fiscal year ended December 31, 2019, there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following individuals currently serve as our executive officers and directors:

Name	Age	Positions
Zichang Wang	64	President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer

Zichang Wang

Mr. Wang has served as a Director, President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer of AllyMe Group, Inc. since June 2019. From 1983 through 1991, he was a Professor in the Financial Institution in Harbin, China. From 1991 to 2014, he was a researcher in the Institute of Economics in Heilongjiang Province, China. From 2014 to the present date, he has been an independent consultant in the field of global and Asia business and economic development. He received a degree in Economics from Nankai University, China in 1983.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company’s officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management’s review of these reports during the fiscal year ended December 31, 2019, all reports required to be filed were filed on a timely basis.

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

ITEM 11. EXECUTIVE COMPENSATION.

No past officer or director of the Company has received any compensation and none is due or payable. Our sole current officer and director, Zichang Wang, does not receive any compensation for the services he renders to the Company, has not received compensation in the past, and is not accruing any compensation pursuant to any agreement with the Company. We currently have no formal written salary arrangement with our sole officer. Mr. Wang may receive a salary or other compensation for services that he provides to the Company in the future. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of the Company’s employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of December 31, 2019, by: (I) each current director; each nominee for director, and executive officer of the Company; (ii) all directors and executive officers as a group; and (iii) each shareholder who owns more than five percent of the outstanding shares of the Company’s Common Stock. Except as otherwise indicated, the Company believes each of the persons listed below possesses sole voting and investment power with respect to the shares indicated.

Name and Address	Number of shares	Percentage Owned (1)(2)
Zilin Wang 13-4832 Lazelle Ave., Terrace BC V8G 1T4, Canada	8,618,000	96.22%

(1) This table is based upon 8,956,191 shares issued and outstanding as of December 31, 2019.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Related Party Transactions

$92,152 was due to Zilin Wang, the sole officer and director of the Company, as of December 31, 2019. The amount due derives from advances of operating expenses made by Mr. Wang and are unsecured, non-interest bearing, and due on demand. As of December 31, 2018, the Company had a loan payable to a former shareholder in the amount of $64,370. This loan is non-interest bearing, due upon demand and unsecured.

Loan receivable from a related party Shenzhen Fenglian Financial Services Co., Ltd (“Shenzhen Fenglian”) amounted to $76,561 and $0 as of December 31, 2019 and 2018, respectively. The Company’s major shareholder Zilin Wang is also a major shareholder of Shenzhen Fenglian. In 2019, Shenzhen Fenglian signed three agreements with the Company. The Company manages money transferred from Shenzhen Fenglian. The Company and Shenzhen Fenglian should share any interest income on a 50% and 50% ratio. Loan receivable from a related party are interest free, without collateral, and due on demand.

Director Independence

As of December 31, 2019, Zichang Wang was the sole director of the Company. Mr. Wang is not considered “independent” in accordance with rule 4200(a)(15) of the NASDAQ Marketplace Rules. We are not currently traded on NASDAQ and are therefore not required to comply with the NASDAQ Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by our auditors, ZH CPA, LLC was $10,000 for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2019. The aggregate fees billed by our former auditors, KSP Group, Inc. was $8,000 for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2018.

AUDIT-RELATED FEES

During the last two fiscal years, no fees were billed or incurred for assurance or related services by either of our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

There were no tax preparation fees billed for the fiscal years ended December 31, 2019 or 2018.

ALL OTHER FEES

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors’ responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of Directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal years ended December 31,2019 and 2018, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption “All Other Fees”, which are currently none, is compatible with maintaining the auditor’s independence.

The board approved all fees described above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS

The following documents are filed as part of this 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

●	Report of ZH CPA, LLC, Independent Registered Certified Public Accounting Firm for the fiscal year ended December 31, 2019

●	Report of KSP Group, Inc., Independent Registered Certified Public Accounting Firm for the fiscal year ended December 31, 2018

●	AllyMe Group, Inc. and Subsidiaries Consolidated Balance Sheets as of December 31, 2019 and 2018

●	AllyMe Group, Inc. and Subsidiaries Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2019 and 2018

●	AllyMe Group, Inc. and Subsidiaries Consolidated Stockholders’ Deficit7 for the period from December 31, 2017 to December 31, 2019

●	AllyMe Group, Inc. and Subsidiaries Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018

●	AllyMe Group, Inc. and Subsidiaries Notes to Consolidated Financial Statements

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

AllyMe Group, Inc.
(Registrant)

By	/s/ Zichang Wang
Zichang Wang
President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Date	June 18, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By	/s/ Zichang Wang
Zichang Wang
Sole Director, President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Date	June 18, 2020

