Form 10-Q
period 2020-03-31
AllyMe Group, Inc./NV
filed 2020-08-05
CIK 1657045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2020

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [X] Emerging Growth Company [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

There are 8,956,191 shares of common stock outstanding as of August 3, 2020.

PART I–FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

ALLYME GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2020	December 31, 2019

ASSETS
Current Assets
Cash and cash equivalents	$5,654	$418,229
Prepaid expenses	398,357	6,458
Other receivable, net	13,908	14,146
Loan receivable from a related party	75,274	76,561
Total Current Assets	493,193	515,394

Non-Current Assets	-	-

Total Assets	$493,193	$515,394

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$21,516	$10,963
Customer deposit	507,114	507,114
Other payable	48,886	54,106
Loan from an unrelated party	2,825	2,873
Due to related parties	92,152	92,152
Total Current Liabilities	672,493	667,208

Non-Current Liabilities	-	-

Total Liabilities	672,493	667,208

Stockholders’ Deficit
Common stock, par value $0.001, 75,000,000 shares authorized
8,956,191 and 8,956,191 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	8,956	8,956
Additional paid in capital	177,654	177,654
Shares to be issued	3,078	-
Accumulated deficit	(301,589)	(282,575)
Accumulated other comprehensive loss	(11,517)	(2,609)
Total Wewin Group Corp.’s deficit	(123,418)	(98,574)

Non-controlling interest	(55,882)	(53,240)
Total stockholders’ deficit	(179,300)	(151,814)

Total Liabilities and Stockholders’ Deficit	$493,193	$515,394

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

ALLYME GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the three months ended March 31,
	2020	2019

Revenue	$-	$-
Cost of Revenues	-	-
Gross Profit	-	-

Operating expenses
General and administrative	20,861	57,343
Operating expenses	20,861	57,343

Operating Loss	(20,861)	(57,343)

Other income (expense)
Other income	19	-
Interest income	232	22
Bank charges	(2,059)	(112)
Other income (expense), net	(1,808)	(90)

Net loss	$(22,669)	$(57,433)

Less: net loss attributable to non-controlling interest	(3,655)	(11,804)
Net loss attributable to Allyme Group, Inc.	$(19,014)	$(45,629)

Other comprehensive income
Foreign currency translation gain (loss)	(7,895)	777

Total Comprehensive Loss	$(30,564)	$(56,656)

Comprehensive loss attributable to non-controlling interest	(2,642)	(11,804)
Comprehensive loss attributable to Allyme Group, Inc.	$(27,922)	$(44,852)

Loss per share - basic and diluted	$(0.00)	$(0.01)

Weighted average shares- basic and diluted	8,956,191	8,944,060

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

ALLYME GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31,
	2020	2019
OPERATING ACTIVITIES
Net loss	$(22,669)	$(57,433)
Changes in Operating Assets and Liabilities:
Accounts payable and accrued liabilities	10,573	5,228
Prepaid expenses	(397,706)	13,922
Other payable	(4,794)	1,038
Net cash provided by(used in) operating activities	(414,596)	(37,245)

FINANCING ACTIVITIES
Payments for related party loans	-	11,908
Shares issued for cash	3,078	7,814
Net cash (used in)provided by financing activities	3,078	19,722

Effect of exchange rate fluctuation on cash and cash equivalents	(1,057)	1,062

Net increase in cash	(412,575)	(16,461)

Cash, beginning of period	418,229	69,167

Cash, end of period	$5,654	$52,706
	-
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

ALLYME GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE QUARTER ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

			Additional	Shares			Accumulated Other		Stockholders’ Deficit and Non
	Common Stock		Paid-in	to be	Accumulated	Subscription	Comprehensive	Noncontrolling	Controlling
	Shares	Amount	Capital	issued	Deficit	Receivable	Income	Interest	Interest

Balance December 31, 2019	8,956,191	$8,956	$177,654	$-	$(282,575)	$-	$(2,609)	$(53,240)	$(151,814)

Shraes to be issued	-	-	-	3,078	-	-	-	-	3,078
Net loss	-	-	-	-	(22,669)	-	-	-	(22,669)
Non-controlling interest	-	-	-	-	3,655	-	(1,013)	(2,642)	0
Foreign currency translation adjustment	-	-	-	-	-	-	(7,895)	-	(7,895)

Balance March 31, 2020	8,956,191	$8,956	$177,654	$3,078	$(301,589)	$-	$(11,517)	$(55,882)	$(179,300)

			Additional	Shares			Accumulated Other		Stockholders’ Deficit and Non
	Common Stock		Paid-in	to be	Accumulated	Subscription	Comprehensive	Noncontrolling	Controlling
	Shares	Amount	Capital	issued	Deficit	Receivable	Income	Interest	Interest

Balance December 31, 2018	8,944,060	$8,944	$154,865	$-	$(142,766)	$(2,000)	$1,495	$(16,679)	$3,859

Issue common stock for cash	-	-	4,714	-	-	-	-	-	4,714
Subscription receivable	-	-		-	-	2,000	-	-	2,000
Shraes to be issued	-	-		1,100	-	-	-	-	1,100
Net loss	-	-		-	(57,433)	-	-	-	(57,433)
Non-controlling interest	-	-	-	-	11,804	-	-	(11,804)	-
Foreign currency translation adjustment	-	-	-	-		-	777	-	777

Balance March 31, 2019	8,944,060	$8,944	$159,579	$1,100	$(188,395)	$-	$2,272	$(28,483)	$(44,983)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

ALLYME GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

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

NOTE 2 – GOING CONCERN

The Company has incurred losses since inception (August 13, 2014) resulting in an accumulated deficit of $301,589 is as of March 31, 2020, and further losses are anticipated in the development of its business. The Company had a working capital deficit of $179,300 and an accumulated deficit of $301,589 as of March 31, 2020 and a working capital deficit of $151,814 and an accumulated deficit of $282,575 as of December 31, 2019. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future. The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited condensed interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2019.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company’s year-end is December 31.

Basis of consolidation

In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. All significant intercompany transactions and balances are eliminated in consolidation. However, the results of operations included in such financial statements may not necessary be indicative of annual results.

The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on June 18, 2020 (“2019 Form 10-K.”)

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

	March 31, 2020	December 31, 2019

Period-end spot rate	US $1=RMB 7.0808	US $1=RMB 6.9618

Average rate	US $1=RMB 6.9786	US $1=RMB 6.9081

Cash

Cash includes cash on hand and on deposit at banking institutions as well as all liquid short-term investments with original maturities of 90 days or less. Cash amounted to $5,654 and $418,229 as of March 31, 2020 and December 31, 2019, respectively. The Company’s cash held in bank accounts in the PRC amounted to $4,328 and $416,810 as of March 31, 2020 and December 31, 2019 respectively and is not protected by FDIC insurance or any other similar insurance. The Company’s bank account in the United States amounted to $1,326 and $1,419 and is protected by FDIC insurance up to $250,000.

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

For the three months ended March 31, 2020 and 2019, there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in these periods.

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At March 31, 2020 and December 31, 2019, there were no uncertain tax positions.

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

NOTE 4 – PREPAID EXPENSE

Prepaid expense amounted to $398,357 and $6,458 as of March 31, 2020 and December 31, 2019, respectively. Prepaid expenses in 2020 and 2019 are mainly prepaid service fees.

NOTE 5 – LOAN RECEIVABLE FROM A RELATED PARTY

Loan receivable from a related party Shenzhen Fenglian Financial Services Co., Ltd (“Shenzhen Fenglian”) amounted to $75,274 and $76,561 as of March 31, 2020 and December 31, 2019, respectively. The Company’s major shareholder Zilin Wang is also a major shareholder of Shenzhen Fenglian. In 2019, Shenzhen Fenglian signed three agreements with the Company. The Company manages money transferred from Shenzhen Fenglian. The Company and Shenzhen Fenglian should share any interest income on a 50% and 50% ratio. Loan receivable from a related party are interest free, without collateral, and due on demand.

NOTE 6 - CUSTOMER DEPOSIT

Customer deposit amounted to $507,114 and $507,114 as of March 31, 2020 and December 31, 2019, respectively. Customer deposit represents amount received from customers for services not rendered yet.

NOTE 7 – LOAN FROM AN UNRELATED PARTY

Loan from an unrelated party amounted to $2,825 and $2,873 as of March 31, 2020 and December 31, 2019, respectively. Loan from an unrelated party are interest free, without collateral, and due on demand.

NOTE 8 - DUE TO RELATED PARTIES

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

As of March 31, 2020 and December 31, 2019, the amounts outstanding were $92,152 and $92,152. The advances were non-interest bearing, due upon demand and unsecured from the CEO and also the shareholder of the company.

NOTE 9 - STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 75,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001. There is no preferred stock issued and outstanding as of March 31, 2020.

In January 2019, the Company received a deposit for 1,000 shares of common stock at $1.10 per share for total of $1,100 from 1 unrelated party. These shares have been issued in 2019.

In May 2019, the Company received a deposit for 2,798 shares of common stock at $1.10 per share for total of $3,078 from 2 unrelated parties. These shares have been issued in May 2020.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2020 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

Three Months Ended March 31, 2020 Compared to March 31, 2019

The following table summarizes the results of our operations during the three months ended March 31, 2020 and 2019, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current three-month period to the prior three-month period:

Line Item	3/31/20	3/31/19	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$-	$-	$-	Inf.
Operating expenses	20,861	57,343	(36,482)	(63.6)%
Net loss	(22,669)	(57,433)	(34,764)	(60.5)%
Loss per share of common stock	(0.00)	(0.01)	0.01	inf.

We recorded a net loss of $22,669 for the three months ended March 31, 2020 as compared with a net loss of $57,433 for the three months ended March 31, 2019 due primarily to an decrease in general and administrative expense.

Liquidity and Capital Resources

As of March 31, 2020, we had total assets of $493,193, a negative working capital deficit of $179,300 and an accumulated negative deficit of $301,589. Our operating activities used $414,596 in cash for the three months ended March 31, 2020, while our operations used $37,245 cash in the three months ended March 31, 2019. We had no revenues in the three months ended March 31, 2020 and we had no revenues in the prior year same period.

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

At March 31, 2020, the Company had loans and advances from a related party shareholder in the aggregate amount of $92,152, which represents amounts loaned to the Company to pay the Company’s expenses of operation. These advances are payable on demand.

Coronavirus Pandemic

The outbreak of COVID-19 coronavirus in China starting from the beginning of 2020 has resulted reduction of working hours for the Company. The Company followed the restrictive measures implemented in China by suspending operations until conditions permit the re-starting of operations. The recent developments of COVID-19 are expected to result in reduced operations. Other financial impacts could occur though such potential impact is unknown at this time.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2020. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Except as may have previously been disclosed on a current report on Form 8-K or a quarterly report on Form 10-Q, we have not sold any unregistered securities during the past three years.

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

ALLYME GROUP, INC.

Date: August 5, 2020	By	/s/ Zichang Wang
Zichang Wang
Director, CEO, CFO, President and Treasurer

