Form 10-Q
period 2020-06-30
AllyMe Group, Inc./NV
filed 2020-09-16
CIK 1657045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2020

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

There are 8,958,989 shares of common stock outstanding as of September 16, 2020.

PART I–FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

ALLYME GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2020	December 31, 2019

ASSETS

Current Assets
Cash and cash equivalents	$153,241	$418,229
Prepaid expenses	533	6,458
Other receivable, net	2,988	14,146
Loan receivable from a related party	75,441	76,561
Total Current Assets	232,203	515,394

Total Assets	$232,203	$515,394

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$16,781	$10,963
Customer deposit	-	507,114
Other payable	25,912	54,106
Loan from an unrelated party	2,831	2,873
Due to related parties	85,108	92,152
Total Current Liabilities	130,632	667,208

Total Liabilities	130,632	667,208

Commitment and Contingencies	$-	$-

Stockholders’ Deficit
Common stock, par value $0.001, 75,000,000 shares authorized 8,958,989 and 8,956,191 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	8,959	8,956
Additional paid in capital	180,729	177,654
Accumulated deficit	(168,661)	(282,575)
Accumulated other comprehensive loss	(7,802)	(2,609)
Total Wewin Group Corp.’s deficit	13,225	(98,574)

Non-controlling interest	88,346	(53,240)
Total stockholders’ deficit	101,571	(151,814)

Total Liabilities and Stockholders’ Deficit	$232,203	$515,394

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

ALLYME GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019

Revenue	$346,059	$5,000	$346,059	$5,000
Cost of Revenues	25,030	-	25,030	-
Gross Profit	321,029	5,000	321,029	5,000

Operating expenses
General and administrative	64,932	48,231	85,793	105,574
Operating expenses	64,932	48,231	85,793	105,574

Income (loss) from operations	256,097	(43,231)	235,236	(100,574)

Other income (expense)
Other income	21,330	-	21,349	-
Interest income	47	17	279	39
Bank charges	(178)	(224)	(2,237)	(336)
Other income (expense), net	21,199	(207)	19,391	(297)

Net income (loss) before income taxes	277,296	(43,438)	254,627	(100,871)

Income Tax Expense	-	-	-	-

Net Income (loss)	$277,296	$(43,438)	$254,627	$(100,871)

Less: net income (loss) attributable to non-controlling interest	144,368	(1,793)	140,713	(13,597)
Net income (loss) attributable to Allyme Group, Inc.	$132,928	$(41,645)	$113,914	$(87,274)

Other comprehensive income
Foreign currency translation gain (loss)	3,575	(171)	(4,320)	606

Total comprehensive income (loss)	$280,871	$(43,609)	$250,307	$(100,265)

Comprehensive income (loss) attributable to non-controlling interest	144,228	(1,793)	141,586	(13,597)
Comprehensive income (loss) attributable to Allyme Group, Inc.	$136,643	$(41,816)	$108,721	$(86,668)

Net income (loss) per share - basic and diluted	$0.01	$(0.00)	$0.01	$(0.01)

Weighted average shares- basic and diluted	8,957,298	8,945,060	8,956,744	8,944,977

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

ALLYME GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE QUARTER ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

	Common Stock		Additional Paid-in	Shares to be	Accumulated	Subscription	Accumulated Other Comprehensive	Noncontrolling	Stockholders’ Deficit and Non Controlling
	Shares	Amount	Capital	issued	Deficit	Receivable	Income	Interest	Interest

Balance March 31, 2020	8,956,191	$8,956	$177,654	$3,078	$(301,589)	$-	$(11,517)	$(55,882)	$(179,300)

Issue common stock for cash	2,798	3	3,075	-	-	-	-	-	3,078
Shraes to be issued	-	-	-	(3,078)	-	-	-	-	(3,078)
Net loss	-	-	-	-	277,296	-	-	-	277,296
Non-controlling interest	-	-	-	-	(144,368)	-	140	144,228	0
Foreign currency translation adjustment	-	-	-	-	-	-	3,575	-	3,575

Balance June 30, 2020	8,958,989	$8,959	$180,729	$-	$(168,661)	$-	$(7,802)	$88,346	$101,571

	Common Stock		Additional Paid-in	Shares to be	Accumulated	Subscription	Accumulated Other Comprehensive	Noncontrolling	Stockholders’ Deficit and Non Controlling
	Shares	Amount	Capital	issued	Deficit	Receivable	Income	Interest	Interest

Balance March 31, 2019	8,944,060	$8,944	$159,579	$1,100	$(188,395)	$-	$2,272	$(28,483)	$(44,983)

Issue common stock for cash	1,000	1	1,099	-	-	-	-	-	1,100
Shraes to be issued	-	-		(1,100)	-	-	-	-	(1,100)
Net loss	-	-		-	(43,438)	-	-	-	(43,438)
Non-controlling interest	-	-	-	-	1,793	-	-	(1,793)	-
Foreign currency translation adjustment	-	-	-	-		-	(171)	-	-171

Balance June 30, 2019	8,945,060	$8,945	$160,678	$-	$(230,040)	$-	$2,101	$(30,276)	$(88,592)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

ALLYME GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE TWO QUARTERS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

	Common Stock		Additional Paid-in	Shares to be	Accumulated	Subscription	Accumulated Other Comprehensive	Noncontrolling	Stockholders’ Deficit and Non Controlling
	Shares	Amount	Capital	issued	Deficit	Receivable	Income	Interest	Interest

Balance December 31, 2019	8,956,191	$8,956	$177,654	$-	$(282,575)	$-	$(2,609)	$(53,240)	$(151,814)

Issue common stock for cash	2,798	3	3,075	-	-	-	-	-	3,078
Net loss	-	-	-	-	254,627	-	-	-	254,627
Non-controlling interest	-	-	-	-	(140,713)	-	(873)	141,586	0
Foreign currency translation adjustment	-	-	-	-	-	-	(4,320)	-	-4,320

Balance June 30, 2020	8,958,989	$8,959	$180,729	$-	$(168,661)	$-	$(7,802)	$88,346	$101,571

	Common Stock		Additional Paid-in	Shares to be	Accumulated	Subscription	Accumulated Other Comprehensive	Noncontrolling	Stockholders’ Deficit and Non Controlling
	Shares	Amount	Capital	issued	Deficit	Receivable	Income	Interest	Interest

Balance December 31, 2018	8,944,060	$8,944	$154,865	$-	$(142,766)	$(2,000)	$1,495	$(16,679)	$3,859

Issue common stock for cash	1,000	1	5,813	-	-	-	-	-	5,814
Subscription receivable	-	-		-	-	2,000	-	-	2,000
Net loss	-	-	-	-	(100,871)	-	-	-	(100,871)
Non-controlling interest	-	-	-	-	13,597	-		(13,597)	-
Foreign currency translation adjustment	-	-	-	-	-	-	606	-	606

Balance June 30, 2019	8,945,060	$8,945	$160,678	$-	$(230,040)	$-	$2,101	$(30,276)	$(88,592)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

ALLYME GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended June 30,
	2020	2019
OPERATING ACTIVITIES
Net loss	$254,627	$(100,871)
Changes in Operating Assets and Liabilities:
Accounts payable and accrued liabilities	5,828	31,749
Account receivable	-	(3,571)
Prepaid expenses	5,884	12,761
Other receivable	11,002	-
Other payable	(26,067)	(5,562)
Customer Deposit	(507,114)	-
Net cash provided by(used in) operating activities	(255,840)	(65,494)

FINANCING ACTIVITIES
Payments for related party loans	(7,044)	7,977
Shares issued for cash	-	7,814
Net cash (used in)provided by financing activities	(7,044)	15,791

Effect of exchange rate fluctuation on cash and cash equivalents	(2,104)	545

Net increase in cash	(264,988)	(49,158)

Cash, beginning of period	418,229	69,167

Cash, end of period	$153,241	$20,009

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-	$-
Interest	$-	$-

Supplimental non-cash investing and financing activities
Common stock issued for proceeds received in prior period	$3,078	$-

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

ALLYME GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

NOTE 2 – GOING CONCERN

The Company has incurred losses since inception (August 13, 2014) resulting in an accumulated deficit of $168,661 is as of June 30, 2020, and further losses are anticipated in the development of its business. The Company had a working capital deficit of $101,571 and an accumulated deficit of $168,661 as of June 30, 2020 and a working capital deficit of $151,814 and an accumulated deficit of $282,575 as of December 31, 2019. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future. The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on June 18, 2020 (“2019 Form 10-K.”

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

Cash

Cash includes cash on hand and on deposit at banking institutions as well as all liquid short-term investments with original maturities of 90 days or less. Cash amounted to $153,241 and $418,229 as of June 30, 2020 and December 31, 2019, respectively. The Company’s cash held in bank accounts in the PRC amounted to $145,387 and $416,810 as of June 30, 2020 and December 31, 2019 respectively and is not protected by FDIC insurance or any other similar insurance. The Company’s bank account in the United States amounted to $7,854 and $1,419 and is protected by FDIC insurance up to $250,000.

Revenue

The Company generated revenue from consulting services. The Company provides consulting services in China principally focused on the business, marketing, financial consultancy and business modeling design and support. The Company primarily enters into arrangements for these services under fixed-price contracts. Revenues under fixed-price contracts are recognized upon delivery of services and products. The Company recognizes revenue when the Company has the right to invoice the customer using the allowable practical expedient under ASC 606-10-55-18 since the right to invoice the customer corresponds with the performance obligations completed.

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

NOTE 4 – LOAN RECEIVABLE FROM A RELATED PARTY

Loan receivable from a related party Shenzhen Fenglian Financial Services Co., Ltd (“Shenzhen Fenglian”) amounted to $75,441 and $76,561 as of June 30, 2020 and December 31, 2019, respectively. The Company’s major shareholder Zilin Wang is also a major shareholder of Shenzhen Fenglian. In 2019, Shenzhen Fenglian signed three agreements with the Company. The Company manages money transferred from Shenzhen Fenglian. The Company and Shenzhen Fenglian should share any interest income on a 50% and 50% ratio. Loan receivable from a related party are interest free, without collateral, and due on demand.

NOTE 5 - CUSTOMER DEPOSIT

Customer deposit amounted to $0 and $507,114 as of June 30, 2020 and December 31, 2019, respectively. Customer deposit represents amount received from customers for services not rendered yet. The services have been provided as of June 30, 2020.

NOTE 6 – LOAN FROM AN UNRELATED PARTY

Loan from an unrelated party amounted to $2,831 and $2,873 as of June 30, 2020 and December 31, 2019, respectively. Loan from an unrelated party are interest free, without collateral, and due on demand.

NOTE 7 - DUE TO RELATED PARTIES

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

As of June 30, 2020 and December 31, 2019, the amounts outstanding were $85,108 and $92,152. The advances were non-interest bearing, due upon demand and unsecured from the CEO and also the shareholder of the company.

NOTE 8 - STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 75,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001. There is no preferred stock issued and outstanding as of June 30, 2020.

In January 2019, the Company received a deposit for 1,000 shares of common stock at $1.10 per share for total of $1,100 from 1 unrelated party. These shares have been issued in 2019.

In May 2019, the Company received a deposit for 2,798 shares of common stock at $1.10 per share for total of $3,078 from 2 unrelated parties. These shares have been issued in May 2020.

NOTE 9 – REVENUE

The Company entered into two service agreements with an unrelated party (“the client”). The Company provides the following services: 1 assists the client selecting, purchasing and merging with an OTC shell company 2 assist the client opening bank account in US 3 assist the client issuing new shares and registering with registered state and SEC 4 assist the client completing name change 5 provide advice of applying to be listed on Nasdaq. All performance obligations were satisfied as above services were rendered during the period ended June 30, 2020.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2020 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

Three Months Ended June 30, 2020 Compared to June 30, 2019

The following table summarizes the results of our operations during the three months ended June 30, 2020 and 2019, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current three-month period to the prior three-month period:

Line Item	6/30/20	6/30/19	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$346,059	$5,000	$341,059	6,821%
Cost of Revenues	25,030	-	25,030	100%
Operating expenses	64,932	48,231	16,701	35%
Net profit (loss)	277,296	(43,438)	320,734	738%
Profit (Loss) per share of common stock	0.01	(0.00)	0.01	inf.

We recorded a net profit of $277,296 for the three months ended June 30, 2020 as compared with a net loss of $43,438 for the three months ended June 30, 2019, due primarily to a substantial increase in revenues. The increase in revenues is mainly due to the company’s consulting service income from providing listing consulting services to customers.

Six Months Ended June 30, 2020 Compared to June 30, 2019

The following table summarizes the results of our operations during the six months ended June 30, 2020 and 2019, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current six-month period to the prior six-month period:

Line Item	6/30/20	6/30/19	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$346,059	$5,000	$341,059	6,821%
Cost of Revenues	25,030	-	25,030	100%
Operating expenses	85,793	105,574	(19,781)	(19)%
Net profit (loss)	254,627	(100,871)	355,498	352%
Profit (Loss) per share of common stock	0.01	(0.01)	0.02	200%

We recorded a net profit of $254,627 for the six months ended June 30, 2020 as compared with a net loss of $100,871 for the six months ended June 30, 2019, due primarily to a substantial increase in revenues. The increase in revenues is mainly due to the company’s consulting service income from providing listing consulting services to customers.

Liquidity and Capital Resources

As of June 30, 2020, we had total assets of $232,203, working capital of $101,571 and an accumulated negative deficit of $168,661. Our operating activities used $255,840 in cash for the six months ended June 30, 2020, while our operations used $65,494 cash in the six months ended June 30, 2019. We had revenues of $346,059 in the six months ended June 30, 2020 compared to revenues of $5,000 in the prior year same period.

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

At June 30, 2020, the Company had loans and advances from a related party shareholder in the aggregate amount of $85,108, which represents amounts loaned to the Company to pay the Company’s expenses of operation. These advances are payable on demand.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2020. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ALLYME GROUP, INC.

Date: September 16, 2020	By	/s/ Zichang Wang
Zichang Wang
Director, CEO, CFO, President and Treasurer

