Form 10-Q
period 2020-09-30
AllyMe Group, Inc./NV
filed 2021-01-05
CIK 1657045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2020

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

There are 8,958,989 shares of common stock outstanding as of December 31, 2020.

PART I–FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

ALLYME GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2020	December 31, 2019

ASSETS

Current Assets
Cash and cash equivalents	$283,265	$418,229

Prepaid expenses	1,131	6,458
Other receivable, net	16,329	14,146
Loan receivable from a related party	78,502	76,561

Total Current Assets	379,227	515,394

Right-of-use Asset - Non Current	56,935	-

Total Assets	$436,162	$515,394

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$12,511	$10,963
Customer deposit	-	507,114
Other payable	37,666	54,106
Loan from an unrelated party	2,946	2,873
Due to a related party	85,108	92,152
Lease liability	12,230	-
Total Current Liabilities	150,461	667,208

Lease Liability - Non Current	5,641	-

Total Liabilities	156,102	667,208

Commitment and Contingencies	$-	$-

Stockholders’ Equity (Deficit)
Common stock, par value $0.001, 75,000,000 shares authorized 8,958,989 and 8,956,191 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	8,959	8,956
Additional paid in capital	180,729	177,654
Accumulated deficit	(89,060)	(282,575)
Accumulated other comprehensive loss	7,128	(2,609)
Total AllyMe Group Inc.’s Equity (Deficit)	107,756	(98,574)

Non-controlling interest	172,304	(53,240)
Total stockholders’ equity (deficit)	280,060	(151,814)

Total Liabilities and Stockholders’ Equity (Deficit)	$436,162	$515,394

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

ALLYME GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019

Revenue	$290,152	$942	$636,211	$5,942
Cost of Revenues	120,825	-	145,855	-
Gross Profit	169,327	942	490,356	5,942

Operating expenses
General and administrative	4,289	25,309	90,082	130,883
Operating expenses	4,289	25,309	90,082	130,883

Income (loss) from operations	165,038	(24,367)	400,274	(124,941)

Other income (expense)
Other income	448	28	21,797	28
				-
Interest income	566	13	845	52
Bank charges	(128)	(97)	(2,365)	(433)
Other income (expense), net	886	(56)	20,277	(353)

Net income (loss) before income taxes	165,924	(24,423)	420,551	(125,294)

Income Tax Expense	-	-	-	-

Net Income (loss)	$165,924	$(24,423)	$420,551	$(125,294)

Less: net income (loss) attributable to non-controlling interest	86,323	(7,572)	227,036	(21,169)
Net income (loss) attributable to Allyme Group, Inc.	$79,601	$(16,851)	$193,515	$(104,125)

Other comprehensive income
Foreign currency translation gain	12,565	61	8,245	667

Total comprehensive income (loss)	$178,489	$(24,362)	$428,796	$(124,627)

Comprehensive income (loss) attributable to non-controlling interest	83,958	(7,572)	225,544	(21,169)
Comprehensive income (loss) attributable to Allyme Group, Inc.	$94,531	$(16,790)	$203,252	$(103,458)

Net income (loss) per share - basic and diluted	$0.01	$(0.00)	$0.02	$(0.01)

Weighted average shares- basic and diluted	8,958,989	8,946,962	8,957,498	8,945,646

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

ALLYME GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE QUARTER ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Subscription	Accumulated Other Comprehensive	Noncontrolling	Stockholders’ Deficit and Non Controlling
	Shares	Amount	Capital	Deficit	Receivable	Income	Interest	Interest

Balance June 30, 2020	8,958,989	$8,959	$180,729	$(168,661)	$-	$(7,802)	$88,346	$101,571

Net loss	-	-	-	165,924	-	-	-	165,924
Non-controlling interest	-	-	-	(86,323)	-	2,365	83,958	-
Foreign currency translation adjustment	-	-	-	-	-	12,565	-	12,565

Balance September 30, 2020	8,958,989	$8,959	$180,729	$(89,060)	$-	$7,128	$172,304	$280,060

	Common Stock		Additional Paid-in	Accumulated	Subscription	Accumulated Other Comprehensive	Noncontrolling	Stockholders’ Deficit and Non Controlling
	Shares	Amount	Capital	Deficit	Receivable	Income	Interest	Interest

Balance June 30, 2019	8,945,060	$8,945	$160,678	$(230,040)	$-	$2,101	$(30,276)	$(88,592)

Issue common stock for cash	7,000	7	7,693	-	-	-	-	7,700
Net loss	-	-		(24,423)	-	-	-	(24,423)
Non-controlling interest	-	-	-	7,572	-	-	(7,572)	-
Foreign currency translation adjustment	-	-	-		-	61	-	61

Balance September 30, 2019	8,952,060	$8,952	$168,371	$(246,891)	$-	$2,162	$(37,848)	$(105,254)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

ALLYME GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE QUARTERS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Subscription	Accumulated Other Comprehensive	Noncontrolling	Stockholders’ Deficit and Non Controlling
	Shares	Amount	Capital	Deficit	Receivable	Income	Interest	Interest

Balance December 31, 2019	8,956,191	$8,956	$177,654	$(282,575)	$-	$(2,609)	$(53,240)	$(151,814)

Issue common stock for cash	2,798	3	3,075	-	-	-	-	3,078
Net loss	-	-	-	420,551	-	-	-	420,551
Non-controlling interest	-	-	-	(227,036)	-	1,492	225,544	-0
Foreign currency translation adjustment	-	-	-	-	-	8,245	-	8,245

Balance September 30, 2020	8,958,989	$8,959	$180,729	$(89,060)	$-	$7,128	$172,304	$280,060

	Common Stock		Additional Paid-in	Accumulated	Subscription	Accumulated Other Comprehensive	Noncontrolling	Stockholders’ Deficit and Non Controlling
	Shares	Amount	Capital	Deficit	Receivable	Income	Interest	Interest

Balance December 31, 2018	8,944,060	$8,944	$154,865	$(142,766)	$(2,000)	$1,495	$(16,679)	$3,859

Issue common stock for cash	8,000	8	13,506	-	-	-	-	13,514
Subscription receivable	-	-		-	2,000	-	-	2,000
Net loss	-	-	-	(125,294)	-	-	-	(125,294)
Non-controlling interest	-	-	-	21,169	-		(21,169)	-
Foreign currency translation adjustment	-	-	-	-	-	667	-	667

Balance September 30, 2019	8,952,060	$8,952	$168,371	$(246,891)	$-	$2,162	$(37,848)	$(105,254)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

ALLYME GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended September 30,
	2020	2019
OPERATING ACTIVITIES
Net income(loss)	$420,551	$(125,294)
Changes in Operating Assets and Liabilities:
Accounts payable and accrued liabilities	1,529	10,735
Account receivable	-	(3,571)
Prepaid expenses	5,313	14,207
Other receivable	(2,136)	-
Right-of-use Asset	(56,669)	-
Lease Liability	17,605	-
Other payable	(11,679)	(6,530)
Customer Deposit	(507,114)	-
Net cash used in operating activities	(132,600)	(110,453)

FINANCING ACTIVITIES
(Payments to) proceeds from related party loans	(7,044)	43,394
Shares issued for cash	-	15,514
Net cash provided by (used in) financing activities	(7,044)	58,908

Effect of exchange rate fluctuation on cash and cash equivalents	4,680	(138)

Net decrease in cash	(134,964)	(51,683)

Cash, beginning of period	418,229	69,167

Cash, end of period	$286,265	$17,484

SUPPLEMENTAL DISCLOSURES:

Cash paid during the period for:
Income tax	$-	$-
Interest	$-	$-

Supplimental non-cash investing and financing activities
Common stock issued for proceeds received in prior period	$3,078	$-

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

ALLYME GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited condensed interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2019.

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

The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on June 18, 2020 “2019 Form 10-K.”

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

Cash

Cash includes cash on hand and on deposit at banking institutions as well as all liquid short-term investments with original maturities of 90 days or less. The Company’s cash held in bank accounts in the PRC amounted to $277,159 and $416,810 as of September 30, 2020 and December 31, 2019 respectively and is not protected by FDIC insurance or any other similar insurance. The Company’s bank account in the United States amounted to $6,106 and $1,419 and is protected by FDIC insurance up to $250,000.

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

The Company has assessed the impact of the guidance by performing the following five steps analysis:

Step 1: Identify the contract

Step 2: Identify the performance obligations

Step 3: Determine the transaction price

Step 4: Allocate the transaction price

Step 5: Recognize revenue

The Company generated revenue from consulting services. The Company provides consulting services in China principally focused on the business, marketing, financial consultancy and business modeling design and support. The Company primarily enters into arrangements for these services under fixed-price contracts. Revenues under fixed-price contracts are recognized upon delivery of services. The Company recognizes revenue when the Company has the right to invoice the customer using the allowable practical expedient under ASC 606-10-55-18 since the right to invoice the customer corresponds with the performance obligations completed. Revenue is recognized when obligations under the terms of a contract with the Company’s customers are satisfied. Satisfaction of contract terms occurs when services are performed, and the customers assume risk of loss. The amount of consideration the Company expects to receive consists of the sales price adjusted for any incentives if applicable. In applying judgment, the Company considered customer expectations of performance, materiality and the core principles of ASC Topic 606. The Company’s performance obligations are generally transferred to the customer at a point in time. The Company’s contracts with customers generally do not include any variable consideration.

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

NOTE 3 – LOAN RECEIVABLE FROM A RELATED PARTY

Loan receivable from a related party Shenzhen Fenglian Financial Services Co., Ltd (“Shenzhen Fenglian”) amounted to $78,502 and $76,561 as of September 30, 2020 and December 31, 2019, respectively. The Company’s major shareholder Zilin Wang is also a major shareholder of Shenzhen Fenglian. In 2019, Shenzhen Fenglian signed three agreements with the Company. Shenzhen Fenglian manages money transferred from the Company. The Company and Shenzhen Fenglian should share any interest income on a 50% and 50% ratio. Loan receivable from a related party are interest free, without collateral, and due on demand.

NOTE 4 - CUSTOMER DEPOSIT

Customer deposit amounted to $0 and $507,114 as of September 30, 2020 and December 31, 2019, respectively. Customer deposit represents amount received from customers for services not rendered yet. The services have been provided as of September 30, 2020.

NOTE 5 – LOAN FROM AN UNRELATED PARTY

Loan from an unrelated party amounted to $2,946 and $2,873 as of September 30, 2020 and December 31, 2019, respectively. Loan from an unrelated party are interest free, without collateral, and due on demand.

NOTE 6 - RELATED PARTY TRANSACTIONS

Due to a related party

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

As of September 30, 2020 and December 31, 2019, the amounts outstanding were $85,108 and $92,152. The advances were non-interest bearing, due upon demand and unsecured from Zilin Wang, a shareholder of the Company.

Lease with a related party

The Company has entered into a car operating leases agreement with Zilin Wang, a shareholder of the Company. The lease requires a payment of $42,615 (RMB 298,000) on July 1, 2020 and requires monthly payment of $283 (RMB 1980) from July 1, 2020 to June 30, 2023. If lessee fails to pay insurance for the car, the monthly lease will be increased to $426 (RMB 2,980). The Company has option to renew. The operating lease is listed as separate line item on the Company’s condensed consolidated financial statements and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are also listed as a separate line item on the Company’s condensed consolidated financial statements.

Operating lease right-of-use assets and liabilities commencing after July 1, 2020 are recognized at commencement date based on the present value of lease payments over the lease term. For the nine months ended September 30, 2020, the Company recognized approximately $4,401 in total lease costs.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company’s operating ROU assets and related lease liabilities are as follows:

Nine Months Ended September 30, 2020
Cash paid for operating lease liabilities	$43,465
Weighted-average remaining lease term	2.75
Weighted-average discount rate	5%
Minimum future lease payments	$8,719

The following table presents the amortization of the Company’s lease liabilities under ASC 842 for each of the following years ending September 30:

2020	$744
2021	3,071
2022	3,228
2023	1,676
2024 and thereafter	–
Total	$8,719

NOTE 7 - STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 75,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001. There is no preferred stock issued and outstanding as of September 30, 2020.

In January 2019, the Company received a deposit for 1,000 shares of common stock at $1.10 per share for total of $1,100 from 1 unrelated party. These shares have been issued in 2019.

In May 2019, the Company received a deposit for 2,798 shares of common stock at $1.10 per share for total of $3,078 from 2 unrelated parties. These shares have been issued in May 2020.

NOTE 8 – REVENUE

The Company entered into two service agreements with an unrelated party (“the client”). The Company provides the following services: 1 assists the client selecting, purchasing and merging with an OTC shell company 2 assist the client opening bank account in US 3 assist the client issuing new shares and registering with registered state and SEC 4 assist the client completing name change 5 provide advice of applying to be listed on Nasdaq. All performance obligations were satisfied as above services were rendered during the nine months ended September 30, 2020.

NOTE 9 – LEASE

The Company has entered into a operating leases agreement with Shenzhen Haina Jiuzhou Industry Co., Ltd. The lease term of the office space is from March 6, 2020 to March 6, 2021. The current monthly rent including monthly management fee is approximately $1,853 (RMB 12,582). The Company has option to renew. The operating lease is listed as separate line item on the Company’s condensed consolidated financial statements and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are also listed as a separate line item on the Company’s condensed consolidated financial statements.

Operating lease right-of-use assets and liabilities commencing after March 6, 2020 are recognized at commencement date based on the present value of lease payments over the lease term. For the nine months ended September 30, 2020, the Company recognized approximately $12,595 in total lease costs.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company’s operating ROU assets and related lease liabilities are as follows:

Nine Months Ended September 30, 2020
Cash paid for operating lease liabilities	$12,595
Weighted-average remaining lease term	0.42
Weighted-average discount rate	5%
Minimum future lease payments	$9,152

The following table presents the amortization of the Company’s lease liabilities under ASC 842 for each of the following years ending September 30:

2020	$5,468
2021	3,684
2022	-
2023	-
2024 and thereafter	–
Total	$9,152

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2020 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

Three Months Ended September 30, 2020 Compared to September 30, 2019

The following table summarizes the results of our operations during the three months ended September 30, 2020 and 2019, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current three-month period to the prior three-month period:

Line Item	9/30/20	9/30/19	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$290,152	$942	$289,210	30,702%
Cost of Revenues	120,825	-	120,825	100%
Operating expenses	4,289	25,309	(21,020)	(83)%
Net profit (loss)	165,924	(24,423)	190,347	779%
Profit (Loss) per share of common stock	0.01	(0.00)	0.01	inf.

We recorded a net profit of $165,924 for the three months ended September 30, 2020 as compared with a net loss of $24,423 for the three months ended September 30, 2019, due primarily to a substantial increase in revenues. The increase in revenues is mainly due to the company’s consulting service income from providing listing consulting services to customers.

Nine Months Ended September 30, 2020 Compared to September 30, 2019

The following table summarizes the results of our operations during the nine months ended September 30, 2020 and 2019, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current nine-month period to the prior nine-month period:

Line Item	9/30/20	9/30/19	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$636,211	$5,942	$630,269	10,607%
Cost of Revenues	145,855	-	145,855	100%
Operating expenses	90,082	130,883	(40,801)	(31)%
Net profit (loss)	420,551	(125,294)	545,845	435%
Profit (Loss) per share of common stock	0.02	(0.01)	0.03	300%

We recorded a net profit of $420,551 for the nine months ended September 30, 2020 as compared with a net loss of $125,294 for the nine months ended September 30, 2019, due primarily to a substantial increase in revenues. The increase in revenues is mainly due to the company’s consulting service income from providing listing consulting services to customers.

Liquidity and Capital Resources

As of September 30, 2020, we had total assets of $436,162, working capital of $255,157 and an accumulated deficit of $89,060. Our operating activities used $132,600 in cash for the nine months ended September 30, 2020, while our operations used $110,453 cash in the nine months ended September 30, 2019. We had revenues of $636,211 in the nine months ended September 30, 2020 compared to revenues of $5,942 in the prior year same period.

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

At September 30, 2020, the Company had loans and advances from a related party shareholder in the aggregate amount of $88,054, which represents amounts loaned or advanced to the Company to pay the Company’s expenses of operation. These advances are payable on demand.

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

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position. Our critical accounting estimates are more fully discussed in Note 2 to our unaudited financial statements contained herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2020. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

During the quarter ended September 30, 2020, the Company issued 7,000 additional shares of common stock for a total price of $7,700.

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

ALLYME GROUP, INC.

Date: January 5, 2021	By	/s/ Zichang Wang
Zichang Wang
Director, CEO, CFO, President and Treasurer

