Form 10-K
period 2020-12-31
AllyMe Group, Inc./NV
filed 2021-04-08
CIK 1657045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2020

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [X]	Smaller Reporting Company [X] Emerging Growth Company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2020)—$1,432,154.

State the number of shares outstanding of the registrant’s $.001 par value common stock as of the close of business on the latest practicable date (April 7, 2021): 8,958,989

Documents incorporated by reference: None.

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

The Company formerly had one subsidiary, AllyMe Groups, Inc., a Cayman Islands corporation (“AllyMe”). The Company owned approximately 51% of the presently issued and outstanding shares of common stock of AllyMe. AllyMe has a wholly-owned subsidiary in China, China Info Technology Inc. (“China Info”). On September 30, 2020, AllyMe was sold to Zilin Wang for a total purchase price of $1,040 and is considered a “discontinued operation”.

The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act which became law in April 2012. The definition of an “emerging growth company” is a company with an initial public offering of common equity securities which occurred after December 8, 2011 and has less than $1 billion of total annual gross revenues during last completed fiscal year.

Overview of the Business

At this time, the Company has engaged in only minimal operations. The Company was formed as a US corporation to use as a vehicle for providing consulting services, primarily in China.

In the second half of 2018, AllyMe Group, Inc. (also referred to as “the Company”) commenced providing consulting services in China principally focused on the development of new-high-tech products marketing and retail sales. Notwithstanding, the Company did not generate any revenues in fiscal year 2020 and only $1,429 in revenues in fiscal year 2019. The Company intends to seek additional clients through direct marketing in China. The Company is currently in its early stages and there is no guarantee that it will be successful at any time in the near future or ever.

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

Initial Company Funding

To date, the major part of the Company’s funding has been provided by equity investment by certain parties resident in China and on a loan basis by related parties and customers and through the sales of Company stock in China. At December 31, 2020, the aggregate amount of such loans was $59,895, all of which was payable to related parties. These loans are non-interest bearing and are due on demand. To date, these advances are not the subject of any written agreements, however, if not repaid in the short term, the Company may enter into formal loan agreements with respect to these obligations in the future. The Company expects that these advances will be repaid from equity raised in China. In addition, the Company has accounts payable to certain vendors who have provided services to the Company aggregating $47,244 at December 31, 2020. This funding has been utilized to fund the general and administrative expenses of the Company (primarily associated with being a US reporting company) and provide working capital.

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

In 2020, the Company sold an additional 2,798 shares of Company Common Stock to a third party at an average price of $1.10 per share.

Following December 31, 2020, the Company believes that it will require additional funding for ongoing operations. There is no guarantee that we will be able to raise any additional capital and have no current arrangements for any such financing.

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

Employees

As of December 31, 2020, the Company had no employees.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

As of December 31, 2020, the Company did not own or lease any properties.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2020, the Company was not a party to any pending or threatened legal proceedings.

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

As of December 31, 2020 and 2019, the amounts outstanding were $59,895 and $59,985. The advances were non-interest bearing, due upon demand and unsecured.

	December 31, 2020	December 31, 2019
Zilin Wang	$59,895	$59,895
Total due to related parties	$59,895	$59,895

Other Receivable

Other receivable represents professional fees the Company paid on behalf of another company. These payments are due on demand, interest free, and without collateral. The Company estimated the uncollectable amount and reserved $31,759 and $0 as allowance for other receivable for the years ended December 31, 2020 and 2019, respectively.

Status of Outstanding Common Stock

As of December 31, 2020, we had a total of 8,958,989 shares of our common stock outstanding. 8,618,000 of these shares are currently held by Zilin Wang, who is an “affiliate” of the Company. On February 21, 2019, the Company filed a Registration Statement on Form S-1 wherein it is seeking to register 2,000,000 shares of Company Common Stock to be offered in China together with 1,875,000 selling shareholder shares. The Offering and sale of the selling shareholder shares is contingent upon the Registration Statement being declared effective by the U.S. Securities and Exchange Commission, which has not occurred as of the date of this report. This registration statement was withdrawan on February 19, 2021 without any shares having been issued. Additionally, on September 10, 2018, the Company filed a Registration Statement on Form S-8 with respect to the shares to be issued pursuant to the Company’s 2018 Employee, Director and Consultant Stock Plan (the “Plan”). As of the date of this report, 40,000 shares have been issued under the Company’s 2018 Employee, Director and Consultant Stock Plan and were registered on Form S-8.

Holders

We have issued an aggregate of 8,958,989 shares of our common stock held by approximately seventy-five (75) record holders.

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

In 2020, the Company sold an additional 2,798 shares of Company Common Stock to a third party at an average price of $1.10 per share.

Purchases of Equity Securities

The Company has never purchased nor does it own any equity securities of any other issuer.

ITEM 6. SELECTED FINANCIAL DATA

Year Ended:

	12/31/20	12/31/19*
Revenues	$-	$1,429
Net Income (Loss) from continuing operations	$(118,291)	$(101,373)
Net Income (Loss) from discontinued operations	$463,340	$(75,365)
Net income (loss) per share from continuing operations, Basic and Diluted	$(0.01)	$(0.01)
Net income (loss) per share from discontinued operations, Basic and Diluted	$0.05	$(0.01)
Weighted Average No. Shares, Basic and Diluted	8,957,873	8,947,746
Stockholders’ (Deficit)	$(154,408)	$(98,574)
Total Assets	$46,761	$515,394
Total Liabilities	$201,169	$667,208

*as reclassified after divestiture of discontinued operations

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

AllyMe Group, Inc. was organized on August 13, 2014 as a Nevada corporation under Chapter 78 of the Nevada Revised Statutes. The Company’s principal office is located at 10250 Constellation Blvd., Suite 100, Los Angeles, CA 90067. The Company had two subsidiaries, AllyMe Groups, Inc., a Cayman Islands corporation (“AllyMe”) and China Info Technology Inc. (“China Info”). These subsidiaries were divested on September 30, 2020.

The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act which became law in April 2012. The definition of an “emerging growth company” is a company with an initial public offering of common equity securities which occurred after December 8, 2011 and has less than $1 billion of total annual gross revenues during last completed fiscal year.

Overview of the Business

The Company was formed as a US corporation to use as a vehicle for providing consulting services, primarily in China. In the second half of 2018, AllyMe Group, Inc. (also referred to as “the Company”) commenced providing consulting services in China principally focused on the development of new-high-tech products marketing and retail sales. As of the date of this report, it has provided services to four (4) clients and has generated approximately $17,000 in revenues. The Company intends to seek additional clients through direct marketing in China. The Company is currently in its early stages and there is no guarantee that it will be successful at any time in the near future or ever. The Company divested subsidiaries on Sep 30 2020, both subsidiaries discontinued operation since September 30, 2020.

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

Results of Operations

Year Ended December 31, 2020 Compared to December 31, 2019

The following table summarizes the results of our operations during the fiscal years ended December 31, 2020 and 2019, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 12-month period to the prior 12-month period:

Line Item	12/31/20	12/31/19*	Increase (Decrease)	Percentage Increase (Decrease)
Revenues	$-	$1,429	$(1,429)	inf.
Operating expenses	118,079	102,465	15,614	15.2%
Net income (loss)	345,049	(176,738)	521,787	295.2%
Net income (loss) per share from continuing operations	(0.01)	(0.01)	-	-

*as reclassified after divestiture of discontinued operations

We recorded a net profit of $345,049 for the fiscal year ended December 31, 2020 as compared with a net loss of $176,738 for the fiscal year ended December 31, 2019 due primarily to a reclassification due to the divestiture of discontinued operations and a decrease in general and administrative expense.

Liquidity and Capital Resources

As of December 31, 2020, we had total assets of $46,761, a working capital deficit of $154,408 and an accumulated stockholders’ deficit of $154,408. Our operating activities generated $183,495 in cash for the fiscal year ended December 31, 2020, while our operations generated $376,965 cash in the fiscal year ended December 31, 2019. Our revenues were $0 in the fiscal year ended December 31, 2020 compared to revenues of $1,429 in the fiscal year ended December 31, 2019. These factors raised substantial doubts about the Company’s ability to continue as a going concern.

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

At December 31, 2020, the Company had loans and advances from a related party shareholder in the aggregate amount of $59,895, which represents amounts loaned to the Company to pay the Company’s expenses of operation. These advances are payable on demand.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below are the audited financial statements for the Company for the fiscal years ended December 31, 2020 and 2019 and the reports thereon of BF Borgers, CPA PC and ZH CPA, LLC, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

AllyMe Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of AllyMe Group, Inc. (the “Company”) as of December 31, 2020 and the related statements of operations and comprehensive income, changes in equity, and cash flows for the period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainties

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ B F Borgers CPA PC

We have served as the Company’s auditor since 2020

Lakewood, Colorado

April 8, 2021

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

/s/ ZH CPA, LLC

We have served as the Company’s auditor since 2020

Denver, Colorado

June 18, 2020

ALLYME GROUP, INC. AND SUBSIDIARIES

BALANCE SHEETS

	December 31, 2020	December 31, 2019

ASSETS

Current Assets
Cash and cash equivalents	$44,619	$567
Prepaid expenses	2,142	2,442
Current assets from discontinued operation	-	512,385
Total Current Assets	46,761	515,394

Total Assets	$46,761	$515,394

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$47,244	$10,245
Other payable	94,030	22,203
Due to a related party	59,895	59,895
Current liabilities from discontinued operation	-	574,865
Total Current Liabilities	201,169	667,208

Total Liabilities	201,169	667,208

Stockholders’ Equity (Deficit)
Common stock, par value $0.001, 75,000,000 shares authorized 8,958,989 and 8,956,191 shares issued and outstanding at December 31, 2020 and 2019, respectively	8,959	8,956
Additional paid in capital	1,196	177,654
Accumulated deficit	(164,563)	(282,575)
Accumulated other comprehensive loss	-	(2,609)
Total Allyme Group, Inc.’s equity (deficit)	(154,408)	(98,574)

Non-controlling interest	-	(53,240)
Total stockholders’ equity (deficit)	(154,408)	(151,814)

Total Liabilities and Stockholders’ Equity (Deficit)	$46,761	$515,394

The accompanying notes are an integral part of these consolidated financial statements.

ALLYME GROUP, INC. AND SUBSIDIARIES

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the years ended December 31,
	2020	2019

Revenue	$-	$1,429
Cost of Revenues	-	-
Gross Profit	-	1,429

Operating expenses
General and administrative	118,079	102,465
Operating expenses	118,079	102,465

Loss from operations	(118,079)	(101,036)

Other income (expense)
Bank charges	(212)	(337)
Other expense	(212)	(337)

Net loss before income taxes	(118,291)	(101,373)

Income Tax Expense	-	-

Net loss from continuing operations	(118,291)	(101,373)

Discontinued operation:
Net income (loss) from discontinued operations	463,340	(75,365)
Net Income (loss)	$345,049	$(176,738)

Less: net income (loss) attributable to non-controlling interest	-	(36,929)
Net income (loss) attributable to Allyme Group, Inc.	$345,049	$(139,809)

Other comprehensive income
Foreign currency translation gain	(3,853)	(3,736)

Total comprehensive income (loss)	$341,196	$(180,474)

Comprehensive income (loss) attributable to non-controlling interest	-	(36,561)
Comprehensive income (loss) attributable to Allyme Group, Inc.	$341,196	$(143,913)

Net income (loss) per share from continuing operations - basic and diluted	$(0.01)	$(0.01)
Net income (loss) per share from discontinued operations - basic and diluted	$0.05	$(0.01)

Weighted average shares - basic and diluted	8,957,873	8,947,746

The accompanying notes are an integral part of these consolidated financial statements.

ALLYME GROUP, INC. AND SUBSIDIARIES

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Common Stock		Additional Paid-in	Accumulated	Subscription	Accumulated Other Comprehensive	Noncontrolling	Stockholders’ Deficit and Non
	Shares	Amount	Capital	Deficit	Receivable	Income	Interest	Controlling Interest

Balance December 31, 2019	8,956,191	$8,956	$177,654	$(282,575)	$-	$(2,609)	$(53,240)	$(151,814)

Issue common stock for cash	2,798	3	3,075	-	-	-	-	3,078
Net income	-	-	-	345,049	-	-	-	345,049
Noncontrolling interest for current year	-	-	-	(227,036)	-	1,492	225,544	-
Foreign currency translation adjustment	-	-	-	-	-	(3,853)	-	(3,853)
Loss from disposal of Subsidiary	-	-	(179,533)	-	-	4,969	(172,304)	(346,868)

Balance December 31, 2020	8,958,989	$8,959	$1,196	$(164,563)	$-	$-	$-	$(154,408)

	Common Stock		Additional Paid-in	Accumulated	Subscription	Accumulated Other Comprehensive	Noncontrolling	Stockholders’ Deficit and Non
	Shares	Amount	Capital	Deficit	Receivable	Income	Interest	Controlling Interest

Balance December 31, 2018	8,944,060	$8,944	$154,865	$(142,766)	$(2,000)	$1,495	$(16,679)	$3,859

Issue common stock for cash	12,131	12	22,789	-	-	-	-	22,801
Subscription receivable	-	-		-	2,000	-	-	2,000
Net loss	-	-	-	(176,738)	-	-	-	(176,738)
Non-controlling interest	-	-	-	36,929	-	(368)	(36,561)	-
Foreign currency translation adjustment	-	-	-	-	-	(3,736)	-	-3,736

Balance December 31, 2019	8,956,191	$8,956	$177,654	$(282,575)	$-	$(2,609)	$(53,240)	$(151,814)

The accompanying notes are an integral part of these consolidated financial statements.

ALLYME GROUP, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2020	2019
OPERATING ACTIVITIES
Net income(loss)	$345,049	$(176,738)
Net income (loss) from discontinued operations	463,340	(75,365)
Net loss from continuing operations	(118,291)	(101,373)
Changes in Operating Assets and Liabilities:
Accounts payable and accrued liabilities	37,000	10,245
Prepaid expenses	300	(401)
Other receivable	88,943	(23,231)
Other payable	35,060	42,193
Net cash provided by (used in) operating activities from continuing operations	43,012	(72,567)
Net cash provided by operating activities from discontinuing operations	140,483	449,532
Net cash provided by operating activities	183,495	376,965

INVESTING ACTIVITIES
Proceeds from sale of AllyMe	1,040	-
Net cash provided by financing activities from continuing operations	1,040	-
Net cash provided by financing activities from discontinuing operations	-	-
Net cash provided by financing activities	1,040	-

FINANCING ACTIVITIES
Proceeds from related party loans	-	32,887
Shares issued for cash	-	24,802
Net cash provided by financing activities from continuing operations	-	57,689
Net cash (used in) financing activities from discontinuing operations	(7,044)	(82,261)
Net cash (used in) financing activities	(7,044)	(24,572)

Effect of exchange rate fluctuation on cash and cash equivalents from discontinuing operations	4,597	(3,331)

Net increase (decrease) in cash	44,052	(14,878)

Cash, beginning of year	567	15,445

Cash, end of year	$44,619	$567

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-	$-
Interest	$-	$-

Supplemental non-cash investing and financing activities
Common stock issued for proceeds received in prior period	$3,078	$-

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

On September 30, 2020, the Company signed sales contracts with a related party and sold 1,040,000 shares of AllyMe for total cash consideration of $1,040. AllyMe US owns 51% of AllyMe who owns 100% of China Info. Certain prior period amounts of AllyMe and China Info have been reclassified to conform to the current period presentation as discontinued operation. Such reclassifications had no effect on net income or cash flows as previously reported.

NOTE 2 – GOING CONCERN

The Company has incurred losses since inception (August 13, 2014) resulting in an accumulated deficit of $164,563 is as of December 31, 2020, and further losses are anticipated in the development of its business. The Company had a working capital deficit of $154,408 and an accumulated deficit of $164,563 as of December 31, 2020 and a working capital deficit of $151,814 and an accumulated deficit of $282,575 as of December 31, 2019. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future. The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On September 30, 2020, the Company signed sales contracts with a related party and sold 1,040,000 shares of AllyMe for total cash consideration of $1,040. AllyMe US owns 51% of AllyMe who owns 100% of China Info. The Company divested subsidiaries and subsidiaries discontinued operation since September 30, 2020. Certain prior period amounts of AllyMe and China Info have been reclassified to conform to the current period presentation as discontinued operation. Such reclassifications had no effect on net income or cash flows as previously reported.

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

	December 31, 2020	December 31, 2019

Period-end spot rate	US $1=RMB 6.5250	US $1=RMB 6.9618

Average rate	US $1=RMB 6.9042	US $1=RMB 6.9081

Cash

Cash includes cash on hand and on deposit at banking institutions as well as all liquid short-term investments with original maturities of 90 days or less. The Company’s bank account in the United States amounted to $44,619 and $567 and is protected by FDIC insurance up to $250,000.

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

Earnings (loss) per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive shares of common stock consist of the common stock issuable upon the conversion of convertible debt, preferred stock and warrants. The Company uses if-converted method to calculate the dilutive preferred stock and treasury stock method to calculate the dilutive shares issuable upon exercise of warrants.

For the years ended December 31, 2020 and 2019, there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in these periods.

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At December 31, 2020 and 2019, there were no uncertain tax positions.

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

NOTE 4 – PREPAID EXPENSE

Prepaid expense amounted to $2,142 and $2,442 as of December 31, 2020 and 2019, respectively. Prepaid expenses in 2020 and 2019 are mainly prepaid service fees.

NOTE 5 – OTHER RECEIVABLE

Other receivable represents professional fees the Company paid on behalf of other company. These payments are due on demand, interest free, and without collateral. The Company estimated the uncollectable amount and reserved $31,759 and $0 as allowance for other receivable for the years ended December 31, 2020 and 2019, respectively.

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of December 31, 2020 and 2019, accounts payable and accrued liabilities amounted to $47,244 and $10,245, respectively. Accounts payable and accrued liabilities mainly are accrued professional fees.

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

As of December 31, 2020 and 2019, the amounts outstanding were $59,895 and $59,895. The advances were non-interest bearing, due upon demand and unsecured from the CEO and also the shareholder of the company.

NOTE 8 - INCOME TAXES

United States

The Company is incorporated in United States and is subject to corporate income tax rate of 21%.

Loss before income taxes consists of:

	For the years ended December 31,
	2020	2019
Unites States	$(118,291)	$(101,373)
	$(118,291)	$(101,373)

The income tax expense in the consolidated statements of operations consisted of:

	For the years ended December 31,
	2020	2019
Unites States Enterprise Income Tax	$-	$-
Income taxes, net	$-	$-

The components of deferred taxes are as follows at December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Deferred tax assets, current portion
Amortization of fair value of stock for services	$-	$-
Total deferred tax assets, current portion	-	-
Valuation allowance	-	-
Deferred tax assets, current portion, net	$-	$-
Deferred tax assets, non-current portion
Fixed assets	$-	$-
Net operating losses	24,841	21,288
Total deferred tax assets, non-current portion	24,841	21,288
Valuation allowance	(24,841)	(21,288)
Deferred tax assets, non-current portion, net	$-	$-

The Company is subject to United States of America tax law. As of December 31, 2020, the operations in the United States of America incurred $164,563 of cumulative net operating losses that $72,111 may be available to reduce future years’ taxable income through 2037 and $92,452 may be available to reduce future years’ taxable income indefinitely. The Company has provided full valuation allowance for the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

NOTE 9 - STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 75,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001. There is no preferred stock issued and outstanding as of December 31, 2020. There are 8,958,989 and 8,956,191 shares of common stock outstanding as of December 31, 2020 and 2019, respectively.

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

In May 2020, the Company received a deposit for 2,798 shares of common stock at $1.10 per share for total of $3,078 from 2 unrelated parties. These shares have been issued in May 2020.

Note 10 – Acquisition and Disposition of AllyMe.

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

On September 30, 2020, the Company signed sales contracts with a related party and sold 1,040,000 shares of AllyMe for total cash consideration of $1,040. AllyMe US owns 51% of AllyMe who owns 100% of China Info. The transaction was completed on September 30 2020. Loss from disposal of Subsidiary was $179,533 and it was booked as additional paid in capital as the transaction was deemed between related parties. As a consequence of the sale, the operating results and the assets and liabilities of the discontinued AllyMe Business are presented separately in the Company’s financial statements. Summarized financial information for the discontinued AllyMe Business is shown below. Prior period balances have been reclassified to present the operations of the AllyMe Business as discontinued operations.

Discontinued Operations Income Statement:

	For the years ended December 31,
	2020	2019

Revenue	$636,211	$936
Cost of Revenues	145,855	-
Gross Profit	490,356	936

Operating expenses
General and administrative	47,437	76,200
Operating expenses	47,437	76,200

Income (loss) from operations	442,920	(75,264)

Other income (expense)
Other income	21,797	28
Interest income	845	110
Bank charges	(2,222)	(239)
Other income (expense), net	20,420	(101)

Net income (loss) before income taxes	463,340	(75,365)

Income Tax Expense	-	-

Net income (loss) from discontinued operations	$463,340	$(75,365)

The individual assets and liabilities of the discontinued AllyMe Business are in the captions “Current assets from discontinued operation” and “Current liabilities from discontinued operation” in the Consolidated Balance Sheet. The carrying amounts of the major classes of assets and liabilities included part of the discontinued business are presented in the following table:

Discontinued Operations Balance Sheets:

	December 31, 2020	December 31, 2019

ASSETS

Current Assets
Cash and cash equivalents	$-	$417,662
Prepaid expenses	-	4,016
Other receivable, net	-	14,146
Loan receivable from a related party	-	76,561
Total Current Assets	-	512,385

Total Assets	$-	$512,385

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	$-	$718
Customer deposit	-	507,114
Other payable	-	31,903
Loan from an unrelated party	-	2,873
Due to a related party	-	32,257
Total Current Liabilities	-	574,865

Total Liabilities	$-	$574,865

Discontinued Operations Cash Flows:

Cash flows provide by discontinued operations for the period ended December 31, 2020 and 2019 were $140,483 and $449,532, respectively. Cash flows used in discontinued operations financing activities for the period ended December 31, 2020 and 2019 were $7,044 and $82,261, respectively. There were no cash flows used in or provided by investing activities during those periods.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2020 to the date these financial statements were issued.

On September 16, 2011, AllyMe Group, Inc., a Nevada corporation (the “Company”), filed Registration Statement No. 333-229763 on Form S-1 (together with the exhibits and amendments thereto, the “Registration Statement”) with the Securities and Exchange Commission (the “Commission”).

Pursuant to Rule 477 under the Securities Act of 1933, as amended (the “Act”), on February 11, 2021, the Company hereby applies for the withdrawal of the Registration Statement and requests that the Commission consent thereto. No securities have been issued or sold under the Registration Statement. The Registration Statement has not been declared effective by the Commission.

The Company has determined at this time not to proceed with the offering due to market conditions and requests that the Commission consent to this application on the grounds that withdrawal of the Registration Statement is consistent with the public interest and the protection of investors, as contemplated by paragraph (a) of Rule 477. The Company may undertake a subsequent private offering in reliance on Rule 155(c) of the Act.

It is our understanding that this application for withdrawal of the Registration Statement will be deemed granted as of the date that it is filed with the Commission unless, within fifteen days after such date, the Company receives notice from the Commission that this application will not be granted.

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

As of December 31, 2020 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our management in connection with the review of our financial statements for the year ended December 31, 2020.

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

Changes in Internal Control over Financial Reporting.

During the last quarter of the Company’s fiscal year ended December 31, 2020, there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following individuals currently serve as our executive officers and directors:

Name	Age	Positions
Zicheng Wang	65	President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer

Zicheng Wang

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

ITEM 11. EXECUTIVE COMPENSATION.

No past officer or director of the Company has received any compensation and none is due or payable. Our sole current officer and director, Zicheng Wang, does not receive any compensation for the services he renders to the Company, has not received compensation in the past, and is not accruing any compensation pursuant to any agreement with the Company. We currently have no formal written salary arrangement with our sole officer. Mr. Wang may receive a salary or other compensation for services that he provides to the Company in the future. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of the Company’s employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of December 31, 2020, by: (I) each current director; each nominee for director, and executive officer of the Company; (ii) all directors and executive officers as a group; and (iii) each shareholder who owns more than five percent of the outstanding shares of the Company’s Common Stock. Except as otherwise indicated, the Company believes each of the persons listed below possesses sole voting and investment power with respect to the shares indicated.

Name and Address	Number of shares	Percentage Owned (1)(2)
Zilin Wang 13-4832 Lazelle Ave., Terrace BC V8G 1T4, Canada	8,618,000	96.19%

(1) This table is based upon 8,958,989 shares issued and outstanding as of December 31, 2020.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Related Party Transactions

$59,895 was due to Zilin Wang, the sole officer and director of the Company, as of December 31, 2020. The amount due derives from advances of operating expenses made by Mr. Wang and are unsecured, non-interest bearing, and due on demand.

On September 30, 2020, the Company signed sales contracts with a related party and sold 1,040,000 shares of AllyMe for total cash consideration of $1,040. AllyMe US owned 51% of AllyMe which owns 100% of China Info. Certain prior period amounts of AllyMe and China Info have been reclassified to conform to the current period presentation as discontinued operation.

Director Independence

As of December 31, 2020, Zicheng Wang was the sole director of the Company. Mr. Wang is not considered “independent” in accordance with rule 4200(a)(15) of the NASDAQ Marketplace Rules. We are not currently traded on NASDAQ and are therefore not required to comply with the NASDAQ Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by our auditors, BF Borgers, CPA PC was $23,500 for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2020. The aggregate fees billed by our former auditors, ZH CPA, LLC was $10,000 for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2019.

AUDIT-RELATED FEES

During the last two fiscal years, no fees were billed or incurred for assurance or related services by either of our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

There were no tax preparation fees billed for the fiscal years ended December 31, 2020 or 2019.

ALL OTHER FEES

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors’ responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of Directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal years ended December 31, 2020 and 2019, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption “All Other Fees”, which are currently none, is compatible with maintaining the auditor’s independence.

The board approved all fees described above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS

The following documents are filed as part of this 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

●	Report of BF Borgers, CPA PC, Independent Registered Certified Public Accounting Firm for the fiscal year ended December 31, 2020

●	Report of ZH CPA, LLC, Independent Registered Certified Public Accounting Firm for the fiscal year ended December 31, 2019

●	AllyMe Group, Inc. and Subsidiaries Consolidated Balance Sheets as of December 31, 2020 and 2019

●	AllyMe Group, Inc. and Subsidiaries Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2020 and 2019

●	AllyMe Group, Inc. and Subsidiaries Consolidated Stockholders’ Deficit for the period from December 31, 2018 to December 31, 2020

●	AllyMe Group, Inc. and Subsidiaries Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019

●	AllyMe Group, Inc. and Subsidiaries Notes to Consolidated Financial Statements

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

AllyMe Group, Inc.
(Registrant)

By	/s/ Zicheng Wang
Zicheng Wang
President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Date	April 8, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By	/s/ Zicheng Wang
Zicheng Wang
Sole Director, President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Date	April 8, 2021

