Form 10-K/A
period 2020-12-31
AllyMe Group, Inc./NV
filed 2021-04-09
CIK 1657045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

The Amendment No. 1 to Form 10-K is filed to acknowledge the consent of ZH CPA, LLC, the Company’s prior auditor for fiscal year 2019

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

AllyMe Group, Inc.
(Registrant)

By	/s/ Zicheng Wang
Zicheng Wang
President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Date	April 9, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By	/s/ Zicheng Wang
Zicheng Wang
Sole Director, President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Date	April 9, 2021

