Form 10-Q
period 2021-03-31
AllyMe Group, Inc./NV
filed 2021-06-14
CIK 1657045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-209478

ALLYME GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	32-0446353
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 W 12th St, # 113

Austin, Texas 78703

(Address of principal executive offices, Zip Code)

(512) 663-2690

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes[X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[  ] No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of June 1, 2021 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	32,803,437

ALLYME GROUP, INC.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2021

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ALLYME GROUP, INC.

Condensed Consolidated Balance Sheets

(UNAUDITED)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$16,644	$44,619
Prepaid expenses	1,267	2,142
Total Current Assets	17,911	46,761

Total Assets	$17,911	$46,761

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$35,044	$47,244
Other payable	94,030	94,030
Due to a related party	59,895	59,895
Total Current Liabilities	188,969	201,169

Total Liabilities	188,969	201,169

Stockholders’ Deficit
Common stock, par value $0.001, 75,000,000 shares authorized 8,958,989 and 8,958,989 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	8,959	8,959
Additional paid in capital	1,196	1,196
Accumulated deficit	(181,213)	(164,563)
Total Allyme Group, Inc.’s deficit	(171,058)	(154,408)

Total Liabilities and Stockholders’ Deficit	$17,911	$46,761

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

ALLYME GROUP, INC.

Condensed Consolidated Statements Of Operations And Comprehensive Loss

(UNAUDITED)

	For the three months ended March 31,
	2021	2020

Revenue	$-	$-
Cost of Revenues	-	-
Gross Profit	-	-

Operating expenses
General and administrative	16,625	15,175
Operating expenses	16,625	15,175

Loss from operations	(16,625)	(15,175)

Other income (expense)
Bank charges	(25)	(36)
Other expense	(25)	(36)

Net loss before income taxes	(16,650)	(15,211)
Income Tax Expense	-	-
Net loss from continuing operations	(16,650)	(15,211)

Net loss from discontinued operations, net of tax	-	(7,458)

Net loss	$(16,650)	$(22,669)

Less: net income (loss) attributable to non-controlling interest	-	(3,655)
Net loss attributable to Allyme Group, Inc.	$(16,650)	$(19,014)

Other comprehensive loss
Foreign currency translation	-	(7,895)
	-
Total comprehensive loss	$(16,650)	$(30,564)

Comprehensive income (loss) attributable to non-controlling interest	-	(2,642)
Comprehensive income (loss) attributable to Allyme Group, Inc.	$(16,650)	$(27,922)

Net loss per share from continuing operations - basic and diluted	$(0.00)	$(0.00)
Net income (loss) per share from discontinued operations - basic and diluted	$-	$(0.00)

Weighted average shares- basic and diluted	8,958,989	8,956,191

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

ALLYME GROUP, INC.

Consolidated Condensed Statements of Cash Flows

	For the three months ended March 31,
	2021	2020
OPERATING ACTIVITIES
Net loss	$(16,650)	$(22,669)
Net income (loss) from discontinued operations	-	(7,458)
Net loss from continuing operations	(16,650)	(15,211)
Changes in Operating Assets and Liabilities:
Accounts payable and accrued liabilities	(12,200)	10,000
Prepaid expenses	875	8
Other payable	-	5,167
Net cash used in operating activities from continuing operations	(27,975)	(36)
Net cash provided by (used in) operating activities from discontinuing operations	-	(414,560)
Net cash used in operating activities	(27,975)	(414,596)

FINANCING ACTIVITIES
Net cash provided by financing activities from continuing operations	-	-
Net cash provided by financing activities from discontinuing operations	-	3,078
Net cash provided by financing activities	-	3,078

Effect of exchange rate fluctuation on cash and cash equivalents from discontinuing operations	-	(1,057)

Net decrease in cash	(27,975)	(36)

Cash, beginning of period	44,619	567

Cash, end of period	$16,644	$531

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

ALLYME GROUP, INC.

Condensed Consolidated Statement of Shareholders’ Equity

For the Quarter Ended March 31, 2021 and 2020

	Common Stock		Additional Paid-in	Share to Be	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Stockholders’ Deficit and Non Controlling
	Shares	Amount	Capital	Issued	Deficit	Income	Interest	Interest

Balance December 31, 2020	8,958,989	$8,959	$1,196	$-	$(164,563)	$-	$-	$(154,408)

Net loss	-	-	-		(16,650)	-	-	(16,650)

Balance March 31, 2021	8,958,989	$8,959	$1,196	$-	$(181,213)	$0	$-	$(171,058)

	Common Stock		Additional Paid-in	Shares to Be	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Stockholders’ Deficit and Non Controlling
	Shares	Amount	Capital	Issued	Deficit	Income	Interest	Interest

Balance December 31, 2019	8,956,191	$8,956	$177,654	$-	$(282,575)	$(2,609)	$(53,276)	$(151,814)

Shares to be Issued	-	7	-	3,078	-	-	-	3,078
Net loss	-	-		-	(22,669)	-	-	(22,669)
Non-controlling interest	-	-	-	-	3,655	(1,013)	(2,642)	-
Foreign currency translation adjustment	-	-	-	-	-	(7,895)	-	(7,895)

Balance March 31, 2020	8,956,191	$8,956	$177,654	$3,078)	$(301,589)	$(11,517)	$(55,882)	$(179,300)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

ALLYME GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

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

NOTE 2 – GOING CONCERN

The Company has incurred losses since inception (August 13, 2014) resulting in an accumulated deficit of $181,213 is as of March 31, 2021, and further losses are anticipated in the development of its business. The Company had a working capital deficit of $171,058 and an accumulated deficit of $181,213 as of March 31, 2021 and a working capital deficit of $154,408 and an accumulated deficit of $164,563 as of December 31, 2020. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future. The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited condensed interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2020.

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

NOTE 4 – PREPAID EXPENSE

Prepaid expense amounted to $1,267 and $2,142 as of March 31, 2021 and December 31, 2020, respectively. Prepaid expenses in 2021 and 2020 are mainly prepaid service fees.

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of March 31, 2021 and December 31, 2020, accounts payable and accrued liabilities amounted to $35,044 and $47,244, respectively. Accounts payable and accrued liabilities mainly are accrued professional fees.

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

As of March 31, 2021 and December 31, 2020, the amounts outstanding were $59,895 and $59,895. The advances were non-interest bearing, due upon demand and unsecured from the CEO and also the shareholder of the company.

NOTE 7 - STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 75,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001. There is no preferred stock issued and outstanding as of March 31, 2021. There are 8,958,989 and 8,958,989 shares of common stock outstanding as of March 31, 2021 and December 31, 2020, respectively.

In May 2019, the Company received a deposit for 2,798 shares of common stock at $1.10 per share for total of $3,078 from 2 unrelated parties. These shares have been issued in May 2020.

Note 8 – Acquisition and Disposition of AllyMe.

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2021 to the date these financial statements were issued.

Effective April 27, 2021 (the “Closing Date”), AllyMe Group, Inc. (the “Company”), entered into that certain Asset Purchase Agreement (the “Asset Purchase Agreement”) with NEXT-ChemX Corporation (“NEXT-ChemX”), pursuant to the Company acquired certain intellectual property assets of NEXT-ChemX, specifically certain patents and patent applications, in exchange for the issuance of an aggregate of 23,844,448 shares of common stock of the Company (the “APA Issuance”).

On April 27, 2021, Zilin Wang, the previous majority shareholder of the Company, entered into a stock purchase agreement for the sale of 8,618,000 shares of Common Stock of the Company, to Arastou Mahjoory and Kenneth Mollicone, each an accredited investor, in equal parts. Following transfer of such shares to Messrs. Mahjoory and Mollicone, each has agreed to cancel an aggregate of 5,418,000 shares of common stock of the company.

Messrs. Mahjoory and Mollicone also entered into stock purchase Agreements with selling shareholders to acquire an additional 322,989 shares of common stock from several minority shareholders of the Company.

As of June 1, 2021, an aggregate of 32,803,437 shares of common stock are outstanding, which reflect the issuance of the APA Issuance, which results in NEXT-ChemX holding approximately 72.7% of the issued and outstanding shares of Common Stock of the Company. However, after giving effect to (i) the acquisition of approximately 8,940,989 shares of common stock by Messrs. Mahjoory and Mollicone, and (ii) the cancellation of 5,418,000 shares by by Messrs. Mahjoory and Mollicone, the total shares outstanding will be 27,385,437. Also after giving effect to the acquisition and cancellation of shares by Messrs. Mahjoory and Mollicone, : (a) NEXT-ChemX will hold approximately 87.07% of the issued and outstanding shares of Common Stock of the Company, and as such it is able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of our Company, and (b) Messrs. Mahjoory and Mollicone will each hold approximately 6.44% of the issued and outstanding shares of Common Stock of the Company, and (c) the total shares outstanding will be 27,385,437.

Also on April 27, 2021, the previous sole officer and director of the company, Zicheng Wang, resigned his positions with the Company. Upon such resignation Benton Wilcoxon was appointed as Chief Executive Officer, and Chairman of the Board, and J. Michael Johnson was appointed President, Treasurer and Secretary, and Director of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believes”, “anticipates”, “expects” and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-Q and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Overview

AllyMe Group, Inc. was organized on August 13, 2014 as a Nevada corporation under Chapter 78 of the Nevada Revised Statutes. The Company’s principal office is located at 1111 W 12th St, # 113, Austin, Texas 78703.

The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act which became law in April 2012. The definition of an “emerging growth company” is a company with an initial public offering of common equity securities which occurred after December 8, 2011 and has less than $1 billion of total annual gross revenues during last completed fiscal year.

Overview of the Business

The Company was formed as a US corporation to use as a vehicle for providing consulting services, primarily in China. From 2018 through the first quarter of 2021, AllyMe Group, Inc. (also referred to as “the Company”) provided consulting services in China principally focused on the development of new-high-tech products marketing and retail sales.

On April 27, 2021, the Company acquired intellectual property assets from NEXT-ChemX Corporation (“NEXT-ChemX”) related to membrane-based ion extraction processes, which are used to, among other things, remove the impurities from vegetable oils and biofuels, to economically and environmentally replace the washing of raw oils to remove the fatty acids which cause bitter taste and cause them to go rancid.

Results of Operations for the Three Months Ended March 31, 2021 Compared to March 31, 2020

The following table summarizes the results of our operations during the three months ended March 31, 2021 and 2020, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current three-month period to the prior three-month period:

Line Item	3/31/21	3/31/20	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$-	$-	$-	-%
Cost of Revenues	-	-	-	-%
Operating expenses	16,625	15,175	1,450	9%
Net profit (loss)	(16,650)	(19,014)	2,365	12%
Profit (Loss) per share of common stock	0.00	(0.00)	-	-.

We recorded a net loss of $16,650 for the three months ended March 31, 2021 as compared with a net loss of $19,014 for the three months ended March 31, 2020, due primarily to a slight reduction in operating expenses.

Liquidity and Capital Resources

As of March 31, 2021, we had total assets of $17,911, and an accumulated deficit of $171,058.

Our operating activities used $27,975 in cash for the three months ended March 31, 2021, while our operations used $414,596 cash in the three months ended March 31, 2020. We had no revenues in the three months ended March 31, 2021, or in the prior year same period.

Management believes that the Company’s cash on hand will not be sufficient to fund all Company obligations and commitments for the next twelve months. Historically, we have depended on loans from our principal shareholders and their affiliated companies to provide us with working capital as required. There is no guarantee that such funding will be available when required and there can be no assurance that our stockholders, or any of them, will continue making loans or advances to us in the future.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4 - Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s president and chief executive officer (who is the Company’s principal executive officer) and the Company’s chief financial officer, treasurer, and secretary (who is the Company’s principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating the Company’s disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The ineffectiveness of the Company’s disclosure controls and procedures was due to material weaknesses identified in the Company’s internal control over financial reporting, described below.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our management, with the participation of the Company’s principal executive officer and principal financial officer has conducted an assessment, including testing, using the criteria in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.

Based on this evaluation, the Company’s management concluded its internal control over financial reporting was effective as of March 31, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II

OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 1A – Risk Factors

Item 2 - Sales of Unregistered Equity Securities and Use of Proceeds

Effective April 27, 2021, the Company, entered into that certain Asset Purchase Agreement with NEXT-ChemX Corporation (“NEXT-ChemX”), pursuant to the Company acquired certain intellectual property assets of NEXT-ChemX, specifically certain patents and patent applications, in exchange for the issuance of an aggregate of 23,844,448 shares of common stock of the Company.

Item 3 - Defaults upon Senior Securities

None

Item 4 - Mine Safety Disclosures

N/A

Item 5 - Other Information

None

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1*	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2018 formatted in Extensible Business Reporting Language (XBRL).

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 14, 2021	ALLYME GROUP, INC.

	By:	/s/ Benton Wilcoxon
Benton Wilcoxon
Chief Executive Officer
(Principal Executive Officer)

