Form 10-Q
period 2021-06-30
NEXT-ChemX Corporation.
filed 2021-08-23
CIK 1657045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-209478

NEXT-ChemX Corporation

(Exact Name of Registrant as Specified in Its Charter)

Nevada	32-0446353
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 W 12th St, # 113

Austin, Texas 78703

(Address of principal executive offices, Zip Code)

(512) 663-2690

(Registrant’s telephone number, including area code)

ALLYME GROUP, INC.

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 16, 2021 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	27,385,437

NEXT-ChemX Corporation

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2021

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

NEXT-ChemX Corporation

(Formerly AllyMe Group, Inc.)

Condensed Balance Sheets

(Unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
Current Assets:
Cash	$181,680	$44,619
Prepaid expense and other current assets	61,600	2,142
Total Current Assets	243,280	46,761

Property and equipment, net	14,897	-
Intangible asset, net	3,325,121	-
Total Assets	$3,583,298	$46,761

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$64,458	$47,244
Other payable	-	94,030
Convertible loans, net of unamortized discounts	32,397	-
Note payable - related party	15,000	-
Due to related party	-	59,895
Total Current Liabilities	111,855	201,169

Total Liabilities	111,855	201,169

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 27,385,437 and 8,958,989 shares issued and outstanding, respectively	27,385	8,959
Additional paid-in capital	3,958,457	1,196
Accumulated deficit	(514,399)	(164,563)
Total Stockholders’ Equity (Deficit)	3,471,443	(154,408)
Total Liabilities and Stockholders’ Equity (Deficit)	$3,583,298	$46,761

The accompanying notes are an integral part of these condensed unaudited financial statements

NEXT-ChemX Corporation

(Formerly AllyMe Group, Inc.)

Condensed Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenues	$-	$-	$-	$-

Operating expenses
General and administrative	298,005	17,333	314,655	32,544
Total operating expenses	298,005	17,333	314,655	32,544

Income (loss) from operations	(298,005)	(17,333)	(314,655)	(32,544)

Other income (expense)
Interest expense	(35,181)	-	(35,181)	-
Net other expense	(35,181)	-	(35,181)	-

Loss before provision for income taxes	(333,186)	(17,333)	(349,836)	(32,544)

Gain from discontinued operations, net of income tax	-	294,629	-	287,171

Net income (loss)	$(333,186)	$277,296	$(349,836)	$254,627

Less: net income (loss) attributable to non-controlling interest	-	144,368	-	140,713
Net income (loss) attributable to NEXT-ChemX Corporation	$(333,186)	$132,928	$(349,836)	$113,914

Other comprehensive income (loss)
Foreign currency translation gain (loss)	-	3,575	-	(4,320)
Total comprehensive income (loss)	$(333,186)	$280,871	$(349,836)	$250,307

Net gain (loss) per common share: Basic and diluted	$(0.02)	$0.03	$(0.02)	$0.03
Net loss from continuing operations per common share: Basic and diluted	$(0.02)	$(0.00)	$(0.02)	$(0.00)
Net gain from discontinued operations per common share: Basic and diluted	$-	$0.03	$-	$0.03

Weighted average number of common shares outstanding: Basic and diluted	22,120,738	8,957,298	15,576,222	8,956,744

The accompanying notes are an integral part of these condensed unaudited financial statements.

NEXT-ChemX Corporation

(Formerly AllyMe Group, Inc.)

Condensed Statement of Shareholders’ Equity (Deficit)

(Unaudited)

For the Six Months Ended June 30, 2021

			Additional
	Common stock		paid-in	Accumulated
	Shares	Amount	capital	Deficit	Total

Balance, December 31, 2020	8,958,989	$8,959	$1,196	$(164,563)	$(154,408)

Net loss	-	-	-	(16,650)	(16,650)
Balance, March 31, 2021	8,958,989	8,959	1,196	(181,213)	(171,058)

Common stock issued for purchase of intangible asset	23,844,448	23,844	3,476,283	-	3,500,127
Cancellation of shares	(5,418,000)	(5,418)	5,418	-	-
Beneficial conversion feature	-	-	325,000	-	325,000
Related party debt forgiveness	-	-	150,560	-	150,560
Net loss	-	-	-	(333,186)	(333,186)
Balance, June 30, 2021	27,385,437	$27,385	$3,958,457	$(514,399)	$3,471,443

For the Six Months Ended June 30, 2020

						Accumulated
	Common stock		Additional paid-in	Shares to be	Accumulated	Other Comprehensive	Noncontrolling
	Shares	Amount	capital	issued	Deficit	Income	Interest	Total

Balance, December 31, 2019	8,956,191	$8,956	$177,654	$-	$(282,575)	$(2,609)	$(53,240)	$(151,814)

Issue common stock for cash	-	-	-	3,078	-	-	-	3,078
Foreign currency translation adjustment	-	-	-	-	-	(7,895)	-	(7,895)
Non-controlling interest	-	-	-	-	3,655	(1,013)	(2,642)	-
Net loss	-	-	-	-	(22,669)	-	-	(22,669)
Balance, March 31, 2020	8,956,191	8,956	177,654	3,078	(301,589)	(11,517)	(55,882)	(179,300)

Shares to be issued	2,798	3	3,075	(3,078)	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	3,575	-	3,575
Non-controlling interest	-	-	-	-	(144,368)	140	144,228	-
Net income	-	-	-	-	277,296	-	-	277,296
Balance, June 30, 2020	8,958,989	$8,959	$180,729	$-	$(168,661)	$(7,802)	$88,346	$101,571

The accompanying notes are an integral part of these condensed unaudited financial statements.

NEXT-ChemX Corporation

(Formerly AllyMe Group, Inc.)

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(349,836)	$254,627
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	175,259	-
Amortization of debt discounts	32,397	-
Changes in operating assets and liabilities:
Prepaid expenses	(59,458)	5,884
Other receivable	-	11,002
Accounts payable and accrued liabilities	13,849	5,828
Other payable	-	(26,067)
Customer deposit	-	(507,114)
Net Cash Used in Operating Activities	(187,789)	(255,840)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(15,150)	-
Net cash used in Investing Activities	(15,150)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable, net of original issue discounts	325,000	-
Proceeds from notes payable - related party, net of original issue discounts	15,000	-
Repayment of loan to related party	-	(7,044)
Net cash provided by Financing Activities	340,000	(7,044)

Effect of exchange rate fluctuation on cash and cash equivalents	-	(2,104)

Net change in cash for period	137,061	(264,988)
Cash at beginning of period	44,619	418,229
Cash at end of period	$181,680	$153,241

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for purchase of asset	$3,500,127	$-
Cancellation of shares	$5,418	$-
Beneficial conversion feature	$325,000	$-
Related party debt forgiveness	$150,560	$-
Common stock issued for proceeds received in prior period	$-	$3,078

The accompanying notes are an integral part of these condensed unaudited financial statements.

NEXT-ChemX Corporation

(Formerly AllyMe Group, Inc.)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2021

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

NEXT-ChemX Corporation, formerly known as AllyMe Group Inc. (“Company”, “we” or “us”) was incorporated under the laws of the State of Nevada on August 13, 2014 (“Inception”) and has adopted a December 31 fiscal year end. The Company’s Board of Directors approved the new name on June 16, 2021 and was granted approval by FINRA on July 22, 2021 and was granted a new trading symbol on July 30,2021. The Company acquired a Novel Membrane-Based Ion Extraction Technology (“Membrane Technology”) along with its patents and patent applications, as well as the employment of its inventing scientist, and is developing pilot plant systems to demonstrate its performance to potential clients in order to market commercial systems for its applications.

Applications include:

●	Lithium Extraction from Natural Brines, Geothermal Wells, or Leach Solutions.
●	Extracting Fatty Acids from Vegetable Oils for More Economical Refining.
●	Extracting of Radioactive Ions from Nuclear Plant Stored Water.
●	Extracting of Metal Ions from Mine Leach Solutions, Effluent, or Tailings.
●	Desalination of Sea Water, by Extracting Ions for Water Purification

Pursuant to a stock purchase agreement, on April 27, 2021, Zilin Wang, the previous majority shareholder of the Company, sold 8,618,000 shares of Common Stock of the Company, to Arastou Mahjoory and Kenneth Mollicone, each an accredited investor, in equal parts. Following transfer of such shares to Messrs. Mahjoory and Mollicone, each has agreed to cancel an aggregate of 5,418,000 shares of common stock of the company.

Also on April 27, 2021, the previous sole officer and director of the company, Zicheng Wang, resigned his positions with the Company. Upon such resignation Benton Wilcoxon was appointed as Chief Executive Officer, and Chairman of the Board, and J. Michael Johnson was appointed President, Treasurer and Secretary, and Director of the Company.

Effective April 27, 2021 (the “Closing Date”), the Company, entered into that certain Asset Purchase Agreement (the “Asset Purchase Agreement”) with NEXT-ChemX Corporation, a private Texas company (“NEXT-ChemX”), in which the Company acquired certain intellectual property assets of NEXT-ChemX, specifically certain patents and patent applications, in exchange for the issuance of an aggregate of 23,844,448 shares of common stock of the Company (the “APA Issuance”).

Messrs. Mahjoory and Mollicone also entered into stock purchase Agreements with selling shareholders to acquire an additional 322,989 shares of common stock from several minority shareholders of the Company.

As of June 30, 2021, an aggregate of 27,385,437 shares are outstanding after the cancellation of 5,418,000 shares by Messrs. Mahjoory and Mollicone from the previous 32,803,437 shares of common stock that were outstanding. This reflects the APA Issuance, which results in NEXT-ChemX holding approximately 87.07% of the issued and outstanding shares of Common Stock of the Company, and as such it is able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of our Company. Also after giving effect to the acquisition and cancellation of shares by Messrs. Mahjoory and Mollicone will each hold 6.44% of the issued and outstanding shares of Common Stock in the Company.

On July 23, 2021, AllyMe Group, Inc. (the “Company”) filed Certificate of Amendment to its Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Nevada effecting a name change of the Company to NEXT-ChemX Corporation (the “Corporate Action”). The Corporate Action and the Amended Articles became effective on July 28, 2021, following compliance with notification requirements of the Financial Industry Regulatory Authority.

NOTE 2 – GOING CONCERN

The Company has incurred losses since inception (August 13, 2014) resulting in an accumulated deficit of $514,399 as of June 30, 2021, and further losses are anticipated in the development of its business. The Company had a net loss of $349,836 and net cash used in operating activities of $187,789 for the period ended June 30, 2021. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future. The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Intangible asset

The cost of intangible assets with determinable useful lives is amortized to reflect the pattern of economic benefits consumed on a straight-line basis over the estimated periods benefited. Patents, technology and other intangibles with contractual terms are generally amortized over their respective legal or contractual lives. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted.

Beneficial Conversion Feature

The issuance of the convertible debt issued by the Company generated a beneficial conversion feature (“BCF”), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The Company recognized the BCF by allocating the intrinsic value of the conversion option, which is the number of shares of common stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of common stock per share on the commitment date, resulting in a discount on the convertible debt (recorded as a component of additional paid in capital).

Recent accounting pronouncements

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with “Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this standard on its consolidated financial statements.

NOTE 4 – PREPAID EXPENSE AND OTHER CURRENT ASSETS

Prepaid expense and other current assets amounted to $61,600 and $2,142 as of June 30, 2021 and December 31, 2020, respectively. Prepaid expenses in 2021 and 2020 are mainly prepaid service fees.

NOTE 5 – INTANGIBLE ASSET

On April 27, 2021, the Company entered into that Asset Purchase Agreement with NEXT-ChemX Corporation, a private Texas company (“NEXT-ChemX”), in which the Company acquired certain intellectual property assets of NEXT-ChemX, specifically certain patents and patent applications, in exchange for the issuance of an aggregate of 23,844,448 shares of common stock of the Company, valued at $3,500,127.

During the six months ended June 30, 2021, the Company recorded amortization of $175,006.

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of June 30, 2021 and December 31, 2020, accounts payable and accrued liabilities consisted of as follows,

	June 30,	December 31,
	2021	2020
Accounts payable	$61,700	$47,244
Accrued interest	2,628	-
Accrued interest - related party	130	-
	$64,458	$47,244

NOTE 7 – CONVERTIBLE NOTES

During the six months ended June 30, 2021, the Company issued convertible notes totaling of $325,000 with a conversion price of $0.75 per share. The convertible notes are unsecured, bears interest at 8% per annum, has a one-year maturity. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $325,000.

During the six months ended June 30, 2021, the Company recognized interest expense of $2,628 and amortization of discount, included in interest expense, of $32,397.

NOTE 8 – RELATED PARTY TRANSACTIONS

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

During the six months ended June 30, 2021, a former related party paid operating expenses of $109,520 on behalf of the Company and forgave $150,560.

As of June 30, 2021 and December 31, 2020, the amounts outstanding were $0 and $59,895. The advances were non-interest bearing, due upon demand and unsecured from the CEO and also the shareholder of the company.

Note payable

During the six months ended June 30, 2021, the Company issued note payable of $15,000. The convertible note is unsecured, bears interest at 8% per annum, and maturity date is November 1, 2021. During the six months ended June 30, 2021, the Company recognized interest expense of $131.

NOTE 9 - STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 and 5,000,000 shares of preferred stock with a par value of $0.001. There is no preferred stock issued and outstanding as of June 31, 2021.

During the six months ended June 30, 2021, the Company issued 23,844,448 shares for a purchase of intangible assets.

During the six months ended June 30, 2021, the Company cancelled 5,418,000 shares.

There are 27,385,437 and 8,958,989 shares of common stock outstanding as of June 30, 2021 and December 31, 2020, respectively.

NOTE 10 – DISCONTINUED OPERATIONS

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

Discontinued Operations Income Statement:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenues	$-	$346,059	$-	$346,059
Cost of revenues	-	25,030	-	25,030
Gross profit	-	321,029		321,029

Operating expenses
General and administrative	-	47,666	-	53,352
Total operating expenses	-	47,666	-	53,352

Income from operations	-	273,363	-	267,677

Other income (expense)
Other income	-	21,330	-	21,349
Interest income	-	47	-	279
Interest expense	-	(111)	-	(2,134)
Net other income	-	21,266	-	19,494

Loss from discontinued operations	$-	$294,629	$-	$287,171

NOTE 11 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to June 30, 2021 to the date these financial statements were issued.

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

Overview

The Company was organized on August 13, 2014 as a Nevada corporation under Chapter 78 of the Nevada Revised Statutes. The Company’s registered address is 3773 Howard Hughes Pkwy STE 500S, Las Vegas, NV, 89169, USA, and its principal office is located at 1111 W 12th St, # 113, Austin, Texas 78703.

The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act which became law in April 2012. The definition of an “emerging growth company” is a company with an initial public offering of common equity securities which occurred after December 8, 2011 and has less than $1 billion of total annual gross revenues during last completed fiscal year.

Overview of the Business

The Company was originally formed as to provide consulting services. From 2018 through the first quarter of 2021, the company name was AllyMe Group, Inc. and provided consulting services in China principally focused on the development of new-high-tech products marketing and retail sales.

On April 27, 2021, the Company acquired intellectual property assets from NEXT-ChemX Corporation, a private Texas corporation (“NEXT-ChemX”) related to a novel membrane-based ion extraction process (“Membrane Technology”), which is able to extract ions exiting in low concentrations from liquid solutions. It can be used to extract lithium from brine solutions, to extract fatty acids from vegetable oils as a superior refining process, to extract radioactive ions from nuclear waste waters, to extract specific metal ions from mining leach solutions and waste effluent, and to remove ions from seawater for desalination, among other things.

Results of Operations for the Six Months Ended June 30, 2021 Compared to June 30, 2020

The following table summarizes the results of our operations during the six months ended June 30, 2021 and 2020, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current three-month period to the prior three-month period:

Line Item	June 30, 2021	June 30, 2020	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$-	$-	$-	-%
Cost of Revenues	-	-	-	-%
Operating expenses	314,655	32,544	282,111	867%
Gain from discontinued operations	-	287,171	(287,171)	(100)%
Net profit (loss)	(349,836)	254,627	(604,463)	(237)%
Profit (Loss) per share of common stock	(0.02)	0.03	(0.05)	-.

The increase in operating expenses is primarily due to amortization of intangible assets acquired in 2021 and payroll expenses.

Gain from discontinued operations is derived from subsidiaries disposed in 2020.

Net loss for the six months ended June 30, 2021 was mainly derived from operating expenses and net profit for the six months ended June 30, 2020 was mainly derived from gain from discontinued operations.

Liquidity and Capital Resources

As of June 30, 2021, we had total assets of $3,583,298, and an accumulated deficit of $514,399.

Our operating activities used $187,789 in cash for the six months ended June 30, 2021, while our operations used $255,840 cash in the six months ended June 30, 2020. We had no revenues in the six months ended June 30, 2021, or in the prior year same period.

Our cash requirements are primarily pilot plant equipment and operating expenses for the development of pilot plant systems and its demonstration to potential customers, as well as our payroll expense.

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

Based on this evaluation, the Company’s management concluded its internal control over financial reporting were not effective as of June 30, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II

OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 1A – Risk Factors

Not applicable.

Item 2 - Sales of Unregistered Equity Securities and Use of Proceeds

Effective April 27, 2021, the Company, entered into that certain Asset Purchase Agreement with NEXT-ChemX Corporation, a private Texas corporation (“NEXT-ChemX”), pursuant to which the Company acquired certain intellectual property assets of NEXT-ChemX, specifically certain patents and patent applications, in exchange for the issuance of an aggregate of 23,844,448 shares of common stock of the Company.

Item 3 - Defaults upon Senior Securities

None

Item 4 - Mine Safety Disclosures

Not applicable.

Item 5 - Other Information

None

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1*	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Extensible Business Reporting Language (XBRL).

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 23, 2021	NEXT-ChemX Corporation

	By:	/s/ Benton Wilcoxon
Benton Wilcoxon
Chief Executive Officer
(Principal Executive Officer)

