Form 10-Q
period 2021-09-30
NEXT-ChemX Corporation.
filed 2021-11-22
CIK 1657045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 22, 2021 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	27,385,437

NEXT-ChemX Corporation

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2021

2

NEXT-CHEMX CORPORATION

INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

NEXT-ChemX Corporation

Condensed Balance Sheets

(Unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Current Assets:
Cash	$1,140	$44,619
Prepaid expense and other current assets	61,600	2,142
Total Current Assets	62,740	46,761

Property and equipment, net	22,743	-
Intangible asset, net	3,150,114	-
Total Assets	$3,235,597	$46,761

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$169,077	$47,244
Other payable	-	94,030
Convertible loans, net of unamortized discounts	462,500	-
Note payable - related party	20,500
Due to related party	-	59,895
Total Current Liabilities	652,077	201,169

Total Liabilities	652,077	201,169

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 27,385,437 and 8,958,989 shares issued and outstanding, respectively	27,385	8,959
Additional paid-in capital	3,633,457	1,196
Accumulated deficit	(1,077,322)	(164,563)
Total Stockholders’ Equity (Deficit)	2,583,520	(154,408)
Total Liabilities and Stockholders’ Equity (Deficit)	$3,235,597	$46,761

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXT-ChemX Corporation

Condensed Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenues	$-	$-	$-	$-

Operating expenses
General and administrative	440,977	10,244	917,457	42,788
Total operating expenses	440,977	10,244	917,457	42,788

Income (loss) from operations	(440,977)	(10,244)	(917,457)	(42,788)

Other income (expense)
Interest expense	(8,473)	-	(11,257)	-
Gain on settlement of debt	15,955	-	15,955	-
Net other expense	7,482	-	4,698	-

Loss before provision for income taxes	(433,495)	(10,244)	(912,759)	(42,788)

Gain from discontinued operations, net of income tax	-	176,168	-	463,339

Net income (loss)	$(433,495)	$165,924	$(912,759)	$420,551

Less: net income (loss) attributable to non-controlling interest	-	86,323	-	227,036
Net income (loss) attributable to NEXT-ChemX Corporation	$(433,495)	$79,601	$(912,759)	$193,515

Other comprehensive income (loss)
Foreign currency translation gain (loss)	-	12,565	-	8,245
Total comprehensive income (loss)	$(433,495)	$178,489	$(912,759)	$428,796

Net gain (loss) per common share: Basic and diluted	$(0.02)	$0.02	$(0.05)	$0.05
Net loss from continuing operations per common share: Basic and diluted	$(0.02)	$(0.00)	$(0.05)	$(0.00)
Net gain from discontinued operations per common share: Basic and diluted	$-	$0.02	$-	$0.05

Weighted average number of common shares outstanding: Basic and diluted	27,385,437	8,958,989	19,555,884	8,957,498

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXT-ChemX Corporation

Condensed Statement of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

For the Nine Months Ended September 30, 2021

			Additional
	Common stock		paid-in	Accumulated
	Shares	Amount	capital	Deficit	Total

Balance, December 31, 2020	8,958,989	$8,959	$1,196	$(164,563)	$(154,408)

Net loss	-	-	-	(16,650)	(16,650)
Balance, March 31, 2021	8,958,989	8,959	1,196	(181,213)	(171,058)

Common stock issued for purchase of intangible asset	23,844,448	23,844	3,476,283	-	3,500,127
Cancellation of shares	(5,418,000)	(5,418)	5,418	-	-
Related party debt forgiveness	-	-	150,560	-	150,560
Net loss	-	-	-	(462,614)	(462,614)
Balance, June 30, 2021	27,385,437	$27,385	$3,633,457	$(643,827)	$3,017,015

Debt forgiveness	-	-	-	-	-
Net loss	-	-	-	(433,495)	(433,495)
Balance, September 30, 2021	27,385,437	$27,385	$3,633,457	$(1,077,322)	$2,583,520

For the Nine Months Ended September 30, 2020

			Additional	Shares		Accumulated Other
	Common stock		paid-in	to be	Accumulated	Comprehensive	Noncontrolling
	Shares	Amount	capital	issued	Deficit	Income	Interest	Total

Balance, December 31, 2019	8,956,191	$8,956	$177,654	$-	$(282,575)	$(2,609)	$(53,240)	$(151,814)

Issue common stock for cash	-	-	-	3,078	-	-	-	3,078
Foreign currency translation adjustment	-	-	-	-	-	(7,895)	-	(7,895)
Non-controlling interest	-	-	-	-	3,655	(1,013)	(2,642)	-
Net loss	-	-	-	-	(22,669)	-	-	(22,669)
Balance, March 31, 2020	8,956,191	8,956	177,654	3,078	(301,589)	(11,517)	(55,882)	(179,300)

Shares to be issued	2,798	3	3,075	(3,078)	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	3,575	-	3,575
Non-controlling interest	-	-	-	-	(144,368)	140	144,228	-
Net loss	-	-	-	-	277,296	-	-	277,296
Balance, June 30, 2020	8,958,989	$8,959	$180,729	$-	$(168,661)	$(7,802)	$88,346	$101,571

Foreign currency translation adjustment	-	-	-	-	-	12,565	-	12,565
Non-controlling interest	-	-	-	-	(86,323)	2,365	83,958	-
Net loss	-	-	-	-	165,924	-	-	165,924
Balance, September 30, 2020	8,958,989	$8,959	$180,729	$-	$(89,060)	$7,128	$172,304	$280,060

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXT-ChemX Corporation

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(912,759)	$420,551
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	351,320	-
Change of ROU asset and lease liabilities	-	(39,064)
Gain on settlement of debt	(15,955)	-
Changes in operating assets and liabilities:
Prepaid expenses	(59,458)	5,313
Other receivable	-	(2,136)
Accounts payable and accrued liabilities	134,423	1,529
Other payable	-	(11,679)
Customer deposit	-	(507,114)
Net Cash Used in Operating Activities	(502,429)	(132,600)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(24,050)	-
Net cash used in Investing Activities	(24,050)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable, net of original issue discounts	462,500	-
Proceeds from notes payable - related party, net of original issue discounts	20,500	-
Repayment of loan to related party	-	(7,044)
Net cash provided by Financing Activities	483,000	(7,044)

Effect of exchange rate fluctuation on cash and cash equivalents	-	4,680

Net change in cash for period	(43,479)	(134,964)
Cash at beginning of period	44,619	418,229
Cash at end of period	$1,140	$283,265

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for purchase of intangible asset	$3,500,127	$-
Cancellation of shares	$5,418	$-
Beneficial conversion feature	$-	$-
Related party debt forgiveness	$150,560	$-
Common stock issued for proceeds received in prior period	$-	$3,078

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXT-ChemX Corporation

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2021

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

NOTE 2 – GOING CONCERN

The Company has incurred losses since inception (August 13, 2014) resulting in an accumulated deficit of $1,077,322 as of September 30, 2021, and further losses are anticipated in the development of its business. The Company had a net loss of $912,759 and net cash used in operating activities of $502,429 for the period ended September 30, 2021. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future. The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Recently Adopted Accounting Guidance

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with “Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company has adopted this standard on January 1, 2021.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

NOTE 4 – PREPAID EXPENSE AND OTHER CURRENT ASSETS

Prepaid expense and other current assets amounted to $61,000 and $2,142 as of September 30, 2021 and December 31, 2020, respectively. Prepaid expenses in 2021 and 2020 are mainly prepaid service fees.

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

During the nine months ended September 30, 2021, the Company recorded amortization of $350,013.

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of September 30, 2021 and December 31, 2020, accounts payable and accrued liabilities consisted of as follows,

	September 30,	December 31,
	2021	2020
Accounts payable	$157,845	$47,244
Accrued interest	10,909	-
Accrued interest - related party	323	-
	$169,077	$47,244

NOTE 7 – CONVERTIBLE NOTES

During the nine months ended September 30, 2021, the Company issued convertible notes totaling of $477,500 with a conversion price of $0.75 per share. The convertible notes are unsecured, bears interest at 8% per annum, has a one-year maturity.

During the nine months ended September 30, 2021, the Company recognized interest expense of $11,232.

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

During the nine months ended September 30, 2021, a former related party paid operating expenses of $109,520 on behalf of the Company and forgave $150,560.

During the nine months ended September 30, 2021, a related party company was paid operating expenses of $189,952.

As of September 30, 2021 and December 31, 2020, the amounts outstanding were $0 and $59,895. The advances were non-interest bearing, due upon demand and unsecured from the CEO and also the shareholder of the company.

Note payable

During the nine months ended September 30, 2021, the Company issued note payable of $20,500. The notes payable is unsecured, bears interest at 8% per annum, and maturity date is November 1, 2021. During the nine months ended September 30, 2021, the Company recognized interest expense of $323.

NOTE 9 - STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 and 5,000,000 shares of preferred stock with a par value of $0.001. There is no preferred stock issued and outstanding as of September 30, 2021.

During the nine months ended September 30, 2021, the Company issued 23,844,448 shares for a purchase of intangible assets.

During the nine months ended September 30, 2021, the Company cancelled 5,418,000 shares.

On September 14. 2021, NEXT-ChemX Corporation (the “Company”) obtained written consent by the holders of the majority of the voting power of the Company’s capital stock approving the adoption of the Company’s 2021 Stock Incentive Plan (the “Plan”). The Plan allows the Board of Directors of the Company to grant incentive stock options, nonqualified stock options and restricted stock awards to officers, directors, employees and consultants of the Company. At the time of consent, there were 3,000,000 shares of common stock of the Company reserved for issuance under the Plan.

There are 27,385,437 and 8,958,989 shares of common stock outstanding as of September 30, 2021 and December 31, 2020, respectively.

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

Discontinued Operations Income Statement:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenues	$-	$290,152	$-	$636,211
Cost of revenues		120,825	-	145,855
Gross profit		169,327		490,356

Operating expenses
General and administrative	-	(5,915)	-	47,437
Total operating expenses	-	(5,915)	-	47,437

Income (loss) from operations	-	175,242	-	442,919

Other income (expense)
Other income	-	448	-	21,797
Interest income	-	566	-	845
Interest expense	-	(88)	-	(2,222)
Net other income	-	926	-	20,420

Loss from discontinued operations	$-	$176,168	$-	$463,339

NOTE 11 – SUBSEQUENT EVENTS

The Company issued convertible notes payable totaling $130,500, with a conversion price of $0.75 per share. The convertible notes are unsecured, bears interest at 8% per annum, has a one-year maturity.

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

3

Results of Operations

The following table summarizes the results of our operations during the three months ended September 30, 2021 and 2020, respectively:

	Three Months Ended
	September 30,
	2021	2020	Change

Revenues	$-	$-	$-
Operating expenses	440,977	10,244	430,733
Other income	7,482	-	7,482
Gain from discontinued operations	-	176,168	(176,168)
Net profit (loss)	(433,495)	165,924	(599,419)
Profit (Loss) per share of common stock	(0.02)	0.02	(0.04)

The increase in operating expenses is primarily due to amortization of intangible assets acquired in 2021, payroll and consulting expenses.

Gain from discontinued operations is derived from subsidiaries disposed in 2020.

Net loss for the three months ended September 30, 2021 was mainly derived from operating expenses, whereas for the three months ended September 30, 2020 net income was mainly derived from gain from discontinued operations.

The following table summarizes the results of our operations during the nine months ended September 30, 2021 and 2020, respectively:

	Nine Months Ended
	September 30,
	2021	2020	Change

Revenues	$-	$-	$-
Operating expenses	917,457	42,788	874,669
Other income	4,698	-	4,698
Gain from discontinued operations	-	463,339	(463,339)
Net profit (loss)	(912,759)	420,551	(1,333,310)
Profit (Loss) per share of common stock	(0.05)	0.05	(0.10)

The increase in operating expenses is primarily due to amortization of intangible assets acquired in 2021, payroll and consulting expenses.

Gain from discontinued operations is derived from subsidiaries disposed in 2020.

Net loss for the nine months ended September 30, 2021 was mainly derived from operating expenses for the nine months ended September 30, 2020 was mainly derived from gain from discontinued operations.

Liquidity and Capital Resources

As of September 30, 2021, we had total assets of $3,235,597, and an accumulated deficit of $1,077,322.

Our operating activities used $502,429 in cash for the nine months ended September 30, 2021, while our operations used $132,600 cash in the nine months ended September 30, 2020. We had no revenues in the nine months ended September 30, 2021, or in the prior year same period.

Our cash requirements are primarily pilot plant equipment and operating expenses for the development of pilot plant systems and its demonstration to potential customers, as well as our payroll expense.

4

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

5

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

Based on this evaluation, the Company’s management concluded its internal control over financial reporting were not effective as of September 30, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II

OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 1A – Risk Factors

Not applicable.

Item 2 - Sales of Unregistered Equity Securities and Use of Proceeds

None.

Item 3 - Defaults upon Senior Securities

None

Item 4 - Mine Safety Disclosures

Not applicable.

Item 5 - Other Information

None

ITEM 6.EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1*	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

* Filed herewith

** Furnished herewith

6

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 22, 2021	NEXT-ChemX Corporation

	By:	/s/ Benton Wilcoxon
Benton Wilcoxon
Chief Executive Officer
(Principal Executive Officer)

7