Form 10-K
period 2021-12-31
NEXT-ChemX Corporation.
filed 2022-04-15
CIK 1657045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2021

☐ Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from _______________ to _______________

Commission File Number: 000-56379

NEXT-CHEMX CORPORATION

(Exact name of small Business Issuer as specified in its charter)

Nevada	32-0446353
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

1111 W 12th Street, #113 Austin, Texas	78703
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (512) 663-2690

n/a

Former address if changed since last report

Securities registered under Section 12(b) of the Exchange Act:

Title of each Class	Ticker Symbol	Name of each exchange on which registered
None	None	None

Securities registered pursuant to section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Company ☒ Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting fi rm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2021)—$1,432,154.

State the number of shares outstanding of the registrant’s $0.001 par value common stock as of the close of business on the latest practicable date (April 12, 2022 ): 27,385,437

Documents incorporated by reference: None.

FORWARD LOOKING STATEMENTS

Forward-Looking Statements

This Annual Report on Form 10-K (the “Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of NEXT-ChemX Corporation and its consolidated subsidiaries (the “Company”) that are based on management’s current expectations, estimates, projections and assumptions about the Company’s business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and elsewhere in this Report as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

PART I

ITEM 1. BUSINESS.

Corporate History and General Information

NEXT-ChemX Corporation formerly known as AllyMe Group, Inc. was organized on August 13, 2014, as a Nevada corporation under Chapter 78 of the Nevada Revised Statutes. The Company’s principal office is located at 1111 W 12th Street, #113, Austin, TX. 78703.

During the 2021 financial year, and specifically on April 27, 2021, certain major changes were undertaken by the Company that have resulted in a change in the business, management, focus and long term strategy of the Company. Prior to April 27, 2021 the Company provided management services and consulting, however, the business was in decline for some time resulting in discontinuation of its business. From April 27, 2021 the business of the Company moving forward is to bring to market a certain novel extraction technology as further described below. The change of name, management and the Company’s primary assets underlines these fundamental changes to the Business.

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

The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act which became law in April 2012. The definition of an “emerging growth company” is a company with an initial public offering of common equity securities which occurred after December 8, 2011, and has less than $1 billion of total annual gross revenues during last completed fiscal year.

Overview of the Business

The Company was originally formed to provide consulting services in China principally focused on the development of new-high-tech products marketing and retail sales using the name WeWin Group Corp this was changed, in December 2018, with Financial Industry Regulatory Authority (“FINRA”) approval, to AllyMe Group, Inc. without any change to the then trading symbol (“WWIN”).

On April 27, 2021, the Company acquired intellectual property assets from NEXT-ChemX Corporation, a private Texas corporation (“NEXT-ChemX TX”), including its patents and patent applications, related to a novel membrane-based ion extraction process (“Membrane Extraction Technology”), which is able to extract ions exiting in low concentrations from liquid solutions. It can be used to extract lithium from brine solutions, to extract fatty acids from vegetable oils as a superior refining process, to extract radioactive ions from nuclear waste waters, to extract specific metal ions from mining leach solutions and waste effluent, and to remove ions from seawater for desalination, among other things.

The Membrane Extraction Technology is the principal asset of the business. Membrane Extraction Technology is an Ion Extraction Technology based upon unique chemistry: by using the very high surface area of special “Hollow Fiber Membranes” we have proven the Membrane Extraction Technology to achieve the most effective extraction rates of ions existing in low concentrations in liquids. The Membrane Extraction Technology represents a radical new commercial approach to extraction technique. Rather than harnessing the osmotic process or sophisticated filtration techniques, electrolysis or simple evaporation, our Membrane Extraction Technology mimics nature’s biophysical processes. In effect, by using these natural principals we have developed and, during 2021, proven the Company’s ability to extract ions from a liquid solution at ambient temperatures and pressures even where ions exist in low concentrations.

Nature has evolved very efficient processes to extract ions from solutions and much of higher life biology is based on these principals. As a result, our Membrane Extraction Technology is effective and efficient without using high pressures, high temperatures, or electrolysis. In contrast to existing methods, our Membrane Extraction Technology uses very little energy, does not disrupt the balance of the natural water cycle through wide scale evaporation and only extracts what is targeted and generates much less waste. Sustainable processes are those that do not disrupt the natural cycles when they operate to make change and do not deplete finite resources to drive their process; we believe that by only removing specific ions from targeted solutions leaving the remaining solution unchanged, we provide a sustainable and “surgical” means of concentrating materials from solutions, refining and improving liquids and oils and cleaning or decontaminating the environment.

During the course of 2021 and into 2022, we have been and continue to adapt our extraction technology to specific ions. Given the wide area of application of the Membrane Extraction Technology, the Company plans to focus on certain core target areas before turning to other sectors. These are:

●	Lithium Extraction from Natural Brines, Geothermal Wells, or Leach Solutions;
●	Extracting Fatty Acids from Vegetable Oils for More Economical Refining; and
●	Extracting of Radioactive Ions from Nuclear Plant Stored Water.

In particular we have targeted the extraction of lithium from naturally occurring brines and geothermal sources. In the design of our lithium extraction process, we have developed a system for extracting many of the valuable naturally occurring additional ions in the solutions that yield lithium. We believe that this approach to isolating different elements during extraction will yield potential additional revenues or improve the environment by reducing or eliminating unwanted ions including contamination. The resulting process will generate better more efficient extraction with the minimal disruption to the environment. Moreover, most of the water resources can be returned to the aquifers or lakes from which they were drawn. In 2021, we began a process of collaboration and hiring of experts to focus on the design and engineering of our own Hollow Fiber Membranes. Work is underway and will continue through 2022 to engineer commercially operating Modules containing optimized surface area square meterage to give the most efficient extraction for targeted ions. We plan to supply scalable Extraction Plants in 40’ containers which have an optimal number of modules for each process. These container systems will be located at the customer extraction sites. Our revenue model is to provide the extraction service for either a tolling fee or under a cost savings revenue sharing model.

The Company is pursuing an aggressive intellectual property protection strategy. The Company has engaged the Navitas Intellectual Property Group LLC of Denver, Colorado for its international intellectual property requirements. This group is headed by Michael D. McIntosh and David F. Dockery, both highly specialized chemical processing and material science patent attorneys. Navitas is working closely with the Company’s research and development team to identify processing, materials and markets to pursue patent protection. In turn, Navitas works with the Company’s management to identify regions of the world to pursue desired protection. In 2021 the Company filed for patent protection for novel aspects of its Lithium recovery developments. Additional patent applications are currently in progress dealing with oil purification, further aspects of Lithium processing and recovery, metals recycling and other developments. Company is also focusing on novel membrane characteristics, production and uses. Details of these applications are confidential until published pursuant to international patent publication requirements.

In mid-June of 2021, the Company opened its development facility in Illinois under the direction of the inventing scientist of our Membrane Extraction Technology. At this laboratory facility, lab equipment was acquired, and chemical engineers were recruited to set up laboratory test systems to extract certain elements, such as low concentrations of lithium from liquids. The testing allowed us to determine preliminary dynamics of extraction to support the preparation of additional intellectual property protection strategy. Minimal necessary laboratory equipment was acquired due to our modest financial capabilities as well as various hollow fiber modules to test which commercially available hollow fiber membranes in packages modules would work with our process.

Lithium Extraction

After some months testing, the successful extraction of lithium it was determined we should use a custom hollow fiber to achieve better results. In Q4 of 2021, we began the design and production of custom made hollow fibers and testing was successful. The results exceed our original projections.

Looking forward to 2022, the Company plans to set up its own production of proprietary custom hollow fibers as well as a customizing the packaging into specially designed modules for our unique applications. This strategy will be pursued as a primary goal through 2022.

Vegetable Oil Refining.

In September and through Q4 of 2021, successful testing was done on the removal of fatty acids from vegetable oils as well as various glycerides that are present in biodiesels which are difficult to remove. The Company has already received expressions of interest in this new technology for extraction, in a market where conventional methods are often environmentally unfriendly and inefficient, resulting in higher production costs.

Removal of Radioactive Contamination:

In 2021 discussions were held in Ukraine to secure materials at a controlled location to test the extraction of radioactive ions stored as liquids from nuclear plants. This plan is currently suspended due to the current invasion of Ukraine by Russian forces.

Essential to the success of the commercialization process is the hiring of a successful management team. During the course of 2021 and subsequently, we have added certain key expertise to the central management team as well as to the staff of the organization. This process will continue during 2022 as the Company anticipates adding a new facility for the finalization of the manufacturing process for the commercial customer trial plants and commercial deployment.

The general process of commercialization of any physically embodied technology from its theoretical proposal to its successful commercialization can be described as follows: initially the technology must be demonstrated as novel and viable; this is usually done in a laboratory and demonstrates its practical application. At the end of this process, the technology can be said to be proven. Once proven, laboratory pilot plants or systems are developed to prove and measure the operational capabilities, documenting process variations and the effects of adjustments and modifications. Process control systems are introduced and quality measurement points and processes are developed. At this stage, the process kinetics are examined in depth, and variables are identified and documented with process controls and modifiers defined. In addition, initial commercial cost and operational data is collected to finalize a proposed commercial viability analysis. Practical testing is done preferably with some customer materials and involvement. From laboratory pilot we will move to commercial pilot plant. This involves using the laboratory pilot to design the most efficient system for commercial deployment and testing. Real-world efficiencies are measured and parameters adjusted to deployed operational conditions. Commercial data is collected to finalize the commercialization model. The final phase is commercial deployment.

In this process it is difficult to identify the time taken to move from one phase to another and the phases are not always clear cut. There is no defined moment at which one invests in a new phase of development and this is usually a matter of judgement influenced by pressure to bring the product to market, funding, competition, staff expertise and numerous other factors. This makes it critical to have a good management team that is incentivized and motivated.

In the Company’s estimation, as at December 31, 2021 our Membrane Extraction Technology is a proven technology and we are well into the Laboratory Pilot phase. We have proven the extraction rates, and the ability of the Membrane Extraction Technology to operate effectively. We have added expertise in pilot plant design and configuration as well as in the development of hollow fiber membranes. We anticipate that we will complete the Laboratory Pilot phase and move to commercial testing during the course of 2022.

The Company is currently in the early stages of its development and there is no guarantee that it will be successful at any time in the near future or ever.

Initial Company Funding

Prior to the conclusion of the April 27, 2021 Asset Purchase Agreement, the Company’s funding was provided by equity investment by certain parties resident in China and on a loan basis by related parties and customers and through the sales of Company stock in China.

Since the refocus of the Company’s business following April 27, 2021, the Company has raised $587,500 from a total of 13 investors by issuing a one year convertible note paying 8% interest payable on expiry or conversion of the notes; these notes, and their interest if so elected, are convertible into common stock at $0.75 per share. This issuance closed on November 11, 2021 with a Regulation D filing.

Additionally, $85,000 was raised in the 4th quarter 2021 through the issuance of convertible notes on the same terms, except that the principal and interest are convertible into common stock at $1.00.

One member of the management team provided loans of $23,900 as promissory notes. When due, the interest on the notes was waived; one note for US$3,000 was repaid and one note for $15,000 was converted into a convertible note on the same terms as the other convertible notes, but with the principal and interest convertible into common stock at $1.00. Of the remaining 2 promissory notes, one for $2,500 pays interest at 5% and the second for $3,400 pays no interest. It is anticipated that these notes will be repaid in 2022.

Funding has been utilized to acquire of certain critical equipment and testing materials, as well as to cover the general and administrative expenses of the Company (primarily associated with being a US reporting company) and to provide working capital.

Capital Formation

NEXT-ChemX Corporation Shareholders Equity Capital Formation.

Events prior to April 27, 2021

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

Events on and after April 27, 2021

As at April 27, 2021, the Company had 8,958,989 shares of common stock issued and outstanding. On that date, pursuant to a stock purchase agreement, Zilin Wang, the then majority shareholder of the Company, sold 8,618,000 shares of common stock of the Company representing 96.2% of the outstanding shares, to Arastou Mahjoory and Kenneth Mollicone, each an accredited investor, in equal parts. In support of that transaction, Messrs. Mahjoory and Mollicone also entered into stock purchase Agreements with several minority shareholders to acquire an additional 322,989 shares of common stock of the Company. These minority shareholders together held an additional 3.61% of the common stock of the Company prior to April 27, 2021.

Following the sale of shares by Zilin Wang to Messrs. Mahjoory and Mollicone, cancelled an aggregate of 5,418,000 shares of common stock of the Company.

Additionally, effective April 27, 2021, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with NEXT-ChemX Corporation, a private Texas company (“NEXT-ChemX”), in which the Company acquired certain intellectual property assets of NEXT-ChemX, specifically certain patents and patent applications, in exchange for the issuance of an aggregate of 23,844,448 shares of common stock of the Company (the “APA Issuance”).

Also effective from April 27, 2021, the previous sole officer and director of the company, Zicheng Wang, resigned his positions with the Company. Upon such resignation the shareholders appointed Benton Wilcoxon as Chief Executive Officer and Chairman of the Board, and J. Michael Johnson as President, Treasurer and Secretary, and as a director of the Company.

As of December 31, 2021, an aggregate of 27,385,437 shares are issued and outstanding. This reflects the APA Issuance, which results in NEXT-ChemX holding approximately 87.07% of the issued and outstanding shares of Common Stock of the Company. As such NEXT-ChemX is able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of our Company. Also, after giving effect to the acquisition and cancellation of shares by Messrs. Mahjoory and Mollicone will each hold 6.44% of the issued and outstanding shares of Common Stock in the Company.

During the course of 2021, the Company raised a total of $687,500 from the issuance of a total of 16 convertible notes each paying an annual interest of 8% and due or convertible in 12 months. Interest on all the notes is due or convertible into shares at the end of the note period. As at December 31, 2021 a total of $22,767 of interest had accumulated on these notes. All the notes were issued to private individuals including one issued to a related party member of management. The conversion rate for the first 13 notes issued in 2021 was fixed at $0.75. The final 3 conversion notes were issued with an increased conversion rate of $1.00. In the event that all the convertible notes were converted at their rates of conversion, this would lead to an additional 883,338 shares issued. If the interest payments due at the end of the note term was all converted this will lead to a further issuance of 70, 626 shares.

During the course of 2021, the Company has not been operating with sufficient funds. This has resulted in the management team deferring the payment of salary and there being inadequate resources to pursue the opportunity presented by the Membrane Extraction Technology at optimal speed. Following December 31, 2021, the Company will require additional funding for ongoing operations and to complete its program as planned. There is no guarantee that we will be able to raise any additional capital and as of December 31, 2021 the Company had no current arrangements for any such financing.

Risks and Uncertainties Facing the Company

No Revenues:

Since the changes to the business that resulted from the April 27, 2021 Asset Purchase Agreement, the Company has had no revenues which have been derived from its business.

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

Human Capital Resources:

The area of development of the Membrane Extraction Technology is novel and highly specialized both its process and in the construction of machinery and equipment necessary to commercialize the technology. There are a limited number of experts that are capable of understanding or working in the field. Many of these experts are not resident in the US and will require visas to commence working with the Company. There is no guarantee that the Company can find adequate numbers of such personnel, attract them to work for the Company, secure their right to work in the US at the Company’s offices or retain them. This may inhibit the growth of the Company. Moving forward, additional personnel will be required to complete the commercialization of the Membrane Extraction Technology and while more readily available, there is no guarantee that the Company will be able to secure sufficient of the right resources to pursue its goals. While the Company is too young to have seen what impact the COVID-19 pandemic could have had on its business operations, it is increasingly anticipated that there will be other pandemics of a similar nature or with a similar disruptive effect. The advent of one or more of such crisis and the resulting lock-downs or trade and travel restrictions may have a serious effect on the business, more so since the Company is launching its commercialization and the path to profitability must be entirely negotiated, with the creation of production facilities, organization of supply lines and distribution and securing of regular business. In the event of another pandemic or similar disruption, the Company may be worse effected than established businesses.

Environmental:

The Membrane Technology is considered by Management to be a clean technology that will remove a number of polluting and non-sustainable technologies currently operating in the environment. There may be certain issues with regards to the manner in which the technology is deployed or the disposal and recycling to the final units that is not yet known that may have an adverse impact on the environment and this may cause legislative changes that inhibit the manner in which the Company intends to carry out its business or to sell its products. In addition, the units will use certain materials, including thermoplastic materials, which are currently the subject of legislative efforts to reduce, eliminate or require recycled material use; it is unlikely that the company can use recycled materials or substitute certain elements of its technology with alternative materials, without incurring considerable expense and time and this may have an adverse effect on the business.

Cybersecurity:

There is a general increase in cybersecurity incidents and data misuse. As a Company with new technology, the Company may be a significant target of attack by competitors, foreign governments and other interested parties. As the knowledge of the Company’s Membrane Extraction Technology becomes more widely known there is a significant risk of an attempt to gain access to the Company’s confidential information that could potentially result in a loss of markets and control on the commercialization process. Such a loss might potentially cripple the company’s ability to carry on its business in the way it plans.

Material Sources and Supply Chain Disruptions:

At present the Company is still finalizing the development of its Membrane Extraction Technology systems and while it is difficult to assess the final supply chain and material resourcing, the inability to source materials or to manufacture components may force the Company to design its system with regard to supply chain issues rather than full optimization and once supply chains are established wars, embargos, pandemics and natural disasters may have an adverse effect on the ability of the Company to produce in adequate quantities due to disruption.

Regulatory Issues:

The different potential areas of application for the Membrane Extraction Technology are diverse. Some fields of application have a more controlling regulatory environment than others. Lithium extraction is becoming more controlled in countries where it is mined due, among other factors, to the enormous disruption of water resources and environmental hazard. Changes to regulations may make the introduction of a new technology more difficult by creating additional barriers. The same applies in the field of the refining of oils for human consumption. The heavy regulatory environment may delay the introduction of the Membrane Extraction Technology. Changes and potential changes in laws, regulations, policies and also political leadership may result in increased difficulties in bringing the Membrane Extraction Technology to market.

COVID-19 Pandemic.

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China, and has since spread to a number of other countries. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. Several countries around the world, including the United States, have taken steps to restrict travel which has and may continue to restrict the flow of labor and products and impede the travel of personnel, may impact our ability to conduct normal business operations, which could adversely affect our results of operations and liquidity. Disruptions to our business operations, or to our vendors’ or customers’ business operations, could include disruptions from the closure of facilities or the ability to travel. If a critical number of our employees or consultants become too ill to work, or we are not able to access sufficient human resources due to enforced office closures, our ability to conduct our business could be materially adversely affected in a rapid manner. Similarly, if our customers experience adverse business consequences due to COVID-19, or any other, pandemic, demand for our services could also be materially adversely affected in a rapid manner. Global health concerns, such as COVID-19, could also result in social, economic, and labor instability in the countries and localities in which we or our vendors and customers operate. Any of these uncertainties could have a material adverse effect on our business, financial condition or results of operations.

Competition

The Company encounters substantial competition from a wide variety of entities in both of its business lines, most of which is from companies which are better capitalized than the Company. Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to obtain access to attractive business opportunities. The actions of these companies to exclude or interfere with the Company’s Business may have an adverse effect on the Business.

Employees

As of December 31, 2021, the Company had 8 full time employees.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item .

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

As of December 31, 2021, the Company did not own any properties. In mid-June, 2021, the Company entered into a one-year renewable lease of a laboratory facility at EnterpriseWorks in Champaign, Illinois.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2021, the Company was not a party to any pending or threatened legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity

The Company, then known as WeWin Group Corp became subject to Securities Exchange Act Reporting Requirements in April 2016. The symbol “WWIN” was initially assigned for its securities. On December 18, 2018, FINRA approved the change of the Company’s name from WeWin Group Corp to AllyMe Group, Inc. On July 23, 2021, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Nevada effecting a name change of the Company to NEXT-ChemX Corporation. The name change, along with the Amended Articles became effective on July 28, 2021, following compliance with notification requirements of the FINRA. The new trading symbol is CHMX.

There has never been any liquid market for or trading in our stock. Since April 27, 2021, and the changes in ownership of the Company’s shares, the majority of the stock has been restricted for sale and this has inhibited the development of a liquid market for the Company’s stock. As a result of these events and the restrictions placed on the sale of stock, the market has recorded changes from $4.90 per share up to $70 per share and closing on December 31, 2021 at $9.02; during the same period, however, the Company was raising money by issuing convertible notes with a conversion price of $0.75 increasing in Q4 2021 to a $1.00 conversion. When in late April 2022, approximately 12 percent of the Company’s stock is available for trading, it is anticipated that the share price for the Company’s stock will stabilize and the liquidity will increase. The Company plans to raise funds for its operations during the course of 2022 that will also affect the liquidity and trading in the Company’s stock. There can be no assurance that a highly-liquid market for our securities will ever develop.

Options and Warrants

In 2018, the Company adopted an option plan for the benefit of the employees, consultants and directors known as the 2018 Employee, Director and Consultant Stock Plan (the “2018 Plan”). Under this Plan a total of 40,000 stock options were issued as at December 31, 2020. The 2018 Plan was terminated on September 14, 2021 by the decision of the majority of the Shareholders of the Company. No shares were issued under the 2018 Plan in 2021. As at December 31, 2021, there are no outstanding options issued under the 2018 Plan.

On September 14, 2021, the Company obtained written consent of the holders of the majority of the voting power of the Company’s capital stock approving the adoption of the Company’s 2021 Stock Incentive Plan (the “2021 Plan”). The Plan allows the Company to grant incentive stock options, nonqualified stock options and restricted stock awards to officers, directors, employees and consultants of the Company during the period of 5-years from the effective date of the plan. As at December 31, there were 3,000,000 shares of common stock of the Company reserved for issuance under the Plan. As at December 31, 2021 and no shares had been issued under the 2021 Plan.

The 2021 Plan calls for the Board of Directors of the Company to appoint and maintain as administrator of the Plan a Committee consisting of two or more directors that qualify as independent, non-employee or outside directors. The Committee has not yet been formed. For as long as the Committee is not formed, the Board may issue options under the 2021 Plan except that no options may be issued to the four most highly paid employees until such time as the Committee is formed.

No Option may be issued for a period of more than five (5) years. The purchase price of each share of stock purchasable under an Incentive Option shall be determined by the Committee or Board at the time of grant, but shall not be less than 100% of the closing price on the final trading day immediately prior to the grant of the incentive option.

Options shall normally vest and become exercisable in equal amounts on each fiscal quarter of the Company through the four (4) year anniversary of the date of grant. Under certain circumstances defined in the 2021 Plan the vesting may be accelerated.

In principal, Options are not transferable and may be exercised solely by the Optionee during his lifetime or after his death by the person or persons entitled thereto under his will or the laws of descent and distribution. The Committee or Board of Directors may allow certain exceptions to this rule defined in the 2021 Plan.

The present Description of the 2021 Plan which records certain important features only is entirely qualified by the terms of the 2021 Plan which is attached as an Exhibit hereto.

Notes Payable – Related Party

In support of the Company’s efforts and cash requirements, the Company has also relied on advances from related parties until such time that the Company can support its operations or attain adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for this continued support. Amounts represent advances that, since April 27, 2021 are supported by promissory notes, however, interest payments have to date been consistently waived by the related party creditors.

As of December 31, 2020 and 2021, the amounts outstanding were $59,895 and $20,900. The amounts due to J. Michael Johnson are divided into 2 categories: promissory notes totaling $5,900 and one convertible note of $15,000 convertible into shares at a conversion rate of $1.00 per share.

	December 31, 2020	December 31, 2021
Zilin Wang	$59,895	$-
J. Michael Johnson	-	20,900
Total due to related parties	$59,895	$20,900

Other Receivables

As at December 31, 2021, the Company has no other receivables.

Status of Outstanding Common Stock

As of December 31, 2021, we had a total of 27,385,437 shares of our common stock outstanding.

On April 27, 2021, the Company issued 23,844,448 shares of common stock to NEXT-ChemX TX, which, as at December 31, 2021 continues to own 87.07% of the shares outstanding. These shares were acquired directly from the Company under the Asset Purchase Agreement in exchange for the sale of the Membrane Extraction Technology.

On April 27, 2021, Zilin Wang, the previous majority shareholder of the Company, sold 8,618,000 shares of Common Stock of the Company, to Arastou Mahjoory and Kenneth Mollicone, each an accredited investor, in equal parts. Following transfer of such shares to Messrs. Mahjoory and Mollicone, each has agreed to cancel an aggregate of 5,418,000 shares of common stock of the company. At December 31, 2021, Mr Mahjoory owned 1,761,494 shares representing 6.43% and Mr Mollicone owned 1,761,495 shares or 6.43% of the issued and outstanding shares of common stock in the Company.

On February 21, 2019, the Company had filed a Registration Statement on Form S-1 wherein it is seeking to register 2,000,000 shares of Company Common Stock for sale together with 1,875,000 selling shareholder shares; however, this registration statement was withdrawn by the Company on February 19, 2021 without any shares having been issued.

Additionally, on September 10, 2018, the Company filed a Registration Statement on Form S-8 with respect to the shares to be issued pursuant to the Company’s 2018 Employee, Director and Consultant Stock Plan (the “2018 Stock Plan”). As of the date of this report, 40,000 shares have been issued under the Company’s 2018 Stock Plan and were registered on Form S-8. This plan is now withdrawn and was replaced entirely with the Stock Plan adopted September 14, 2021.

Holders

We have issued an aggregate of 27,385,437 shares of our common stock held by approximately seven (7) record holders.

Dividends

We have not paid any dividends to date and have no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

On July 17, 2018, Zilin Wang purchased 8,618,000 shares of Company Common Stock from Yonghua Kang (as representative of the seller). The shares purchased in this transaction represented 99.98% of the then issued and outstanding shares of the Company.

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

On April 27, 2021, Zilin Wang sold 4,309,000 shares of Company common stock to Arastou Mahjoory at an average price of $

On April 27, 2021, Zilin Wang sold 4,309,000 shares of Company common stock to Kenneth Mollicone at an average price of $

In Q2 of 2021, Mr Mahjoory entered into stock purchase agreements with several minority shareholders to acquire an additional 161,494 shares of common stock of the Company.

In Q2 of 2021, Mr Mollicone also entered into stock purchase agreements with several minority shareholders to acquire an additional 161,495 shares of common stock of the Company.

In Q2 of 2021, Messrs. Mahjoory and Mollicone, cancelled an aggregate of 5,418,000 shares of common stock of the Company.

On April 27, 2021, the Company issued an aggregate of 23,844,448 shares of common stock of the Company to NEXT-ChemX Corporation, a private Texas company in exchange for certain intellectual property assets.

During the course of 2021, the Company raised a total of $687,500 from the issuance of a total of 16 convertible notes. In the event that all the convertible notes were converted at their rates of conversion and all the interest payable for the full term of the notes was also converted, this would result in the issuance of a total of 954,010 shares.

Purchases of Equity Securities

The Company has never purchased nor does it own any equity securities of any other issuer.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

The Company was organized on August 13, 2014 as a Nevada corporation under Chapter 78 of the Nevada Revised Statutes as WeWin Group Corp. With FINRA approval on December 20, 2018 the Company’s name changed to AllyMe Group, Inc. During this period the Company’s trading symbol remained “WWIN.”. On June 16, 2021, the Company’s Board of Directors approved the new name “NEXT-ChemX Corporation”, and approval of this change was granted by FINRA on July 22, 2021. The Company’s new trading symbol “CHMX” was granted on July 30, 2021. The Company’s principal office is located at 1111 W 12th Street, Unit 113, Austin Texas 78703.

The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act or JOBS Act which became law in April 2012. The definition of an “emerging growth company” is a company with an initial public offering of common equity securities which occurred after December 8, 2011, and has less than $1 billion of total annual gross revenues during last completed fiscal year. An emerging growth company may take advantage of reduced reporting requirements that are otherwise applicable generally to public companies. These provisions include, but are not limited to:

●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act;
●	reduced obligations with respect to financial data, including presenting only two years of audited financial statements and only two years of selected financial data;
●	reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements, and registration statements;
●	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved; and
●	an exemption from compliance with the requirement of the Public Company Accounting Oversight Board regarding the communication of critical audit matters in the auditor’s report on the financial statements.

We have elected to take advantage of certain reduced reporting requirements. As a result, the information that we provide to our stockholders may be different than you might receive from other public reporting companies in which you hold equity interests.

In addition, the JOBS Act provides that an “emerging growth company” can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period to enable us to comply with certain new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Overview of the Business

The goal of the Company is to commercialize its novel proprietary Membrane Extraction Technology is the principal asset of the business. Membrane Extraction Technology is an Ion Extraction Technology based upon unique chemistry: by using the very high surface area of special “Hollow Fiber Membranes” ions and metal ions may be extracted from liquid solutions. Our Membrane Extraction Technology mimics nature’s biophysical processes enabling the technology to extract ions from a liquid solution at ambient temperatures and pressures even where ions exist in low concentrations.

The Membrane Extraction Technology has many areas of application, however the Company will initially concentrate on the following sectors:

●	Lithium Extraction from Natural Brines, Geothermal Wells, or Leach Solutions;
●	Extracting Fatty Acids from Vegetable Oils for More Economical Refining; and
●	Extracting of Radioactive Ions from Nuclear Plant Stored Water.

The primary focus of the Company is the extraction of lithium from naturally occurring brines and geothermal sources. The Company has developed a system for extracting the key additional naturally occurring ions in the lithium brine solutions tested to date and provides a most efficient extraction with the minimal disruption to the environment. Using the Company’s system water resources will not be depleted by evaporation or contamination and can be returned to the aquifers or lakes from which they were drawn. The work on Fatty Acid extraction from vegetable oils and radioactive ions from contaminated water is delayed due to the geopolitical situation in Ukraine.

In mid-June of 2021, the Company opened its development facility in Illinois under the direction of the inventing scientist of our Membrane Extraction Technology. At this laboratory facility, lab equipment was acquired, and chemical engineers were recruited to set up laboratory test systems to extract certain elements, such as low concentrations of lithium from liquids. The testing allowed us to determine preliminary dynamics of extraction to support the preparation of additional intellectual property protection strategy. Minimal necessary laboratory equipment was acquired due to our modest financial capabilities as well as various hollow fiber modules to test which commercially available hollow fiber membranes in packages modules would work with our process.

Work proceeds on the engineering of the pilot testing plant which will test specific brines under controlled conditions to finalize the commercial advantage of the system. In 2021, we began a process of collaboration and hiring of experts to focus on the design and engineering of the system. Work is underway and will continue through 2022 to engineer commercially operating tubular Modules containing an optimized configuration We plan to supply scalable Extraction Plants in 40’ containers which have an optimal number of modules for each process. These container systems will be located at the customer extraction sites. Our revenue model is to provide the extraction service for either a tolling fee or under a cost savings revenue sharing model.

The Company is pursuing an aggressive intellectual property protection strategy. The Company has engaged the Navitas Intellectual Property Group LLC of Denver, Colorado for its international intellectual property requirements. This group is headed by Michael D. McIntosh and David F. Dockery, both highly specialized chemical processing and material science patent attorneys. Navitas is working closely with the Company’s research and development team to identify processing, materials and markets to pursue patent protection. In turn, Navitas works with the Company’s management to identify regions of the world to pursue desired protection. In 2021 the Company filed for patent protection for novel aspects of its Lithium recovery developments. Additional patent applications are currently in progress dealing with oil purification, further aspects of Lithium processing and recovery, metals recycling and other developments. Company is also focusing on novel membrane characteristics, production and uses. Details of these applications are confidential until published pursuant to international patent publication requirements.

Results of Operations

Year Ended December 31, 2021 Compared to December 31, 2020

The following table summarizes the results of our operations during the fiscal years ended December 31, 2021 and 2020, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 12-month period to the prior 12-month period:

Line Item	12/31/21	12/31/20	Increase (Decrease)	Percentage Increase (Decrease)
Revenues	$-	$-	$-	inf.
Operating expenses	1,784,370	118,291	1,363,036	1152%
Net income (loss)	(1,784,370)	345,049	(2,129,419)	617%
Net income (loss) per share from continuing operations	(0.07)	(0.01)	-	-

We recorded a net loss of $1,784,370 for the year ended December 31, 2021, compared to a net profit of $345,049 for the fiscal year ended December 31, 2020 due to a significant increase in operating expenses mainly as a result of payroll, amortization of intangible asset, and accrued contractor fees incurred in 2021.

Liquidity and Capital Resources

As of December 31, 2021, we had total current assets of $12,029 a working capital deficit of $1,459,168 and an accumulated stockholders’ equity of $1,712,486. Cash used in operation activities for the fiscal year ended December 31, 2021 was $701,790, while our operations generated $183,495 in cash in the fiscal year ended December 31, 2020. Our revenues were $0 in the fiscal years ended December 31, 2021 and 2020. These factors raised substantial doubts about the Company’s ability to continue as a going concern.

Management believes that the Company’s cash on hand will be sufficient to fund all Company obligations and commitments for the next twelve months when supported by understandings from principal shareholders and affiliates. Historically, we have depended on loans from our principal shareholders and their affiliated companies to provide us with working capital as required. There is no guarantee that such funding will be available when required and there can be no assurance that our stockholders, or any of them, will continue making loans or advances to us in the future. The Company is actively seeking between $3-5 million to support its plans to complete the commercialization of the lithium extraction process as well as to fund other processes, equipment purchases, expenses, overheads and operating capital.

At December 31, 2021, the Company issued two notes payable to a related party in the aggregate amount of $5,900, which was received from the related party to fund operation. This amount was payable on November 11, 2021. Also, during the year ended December 31, 2021, the company issued a number of convertible notes to third parties for a total of $672,500 and a $15,000 convertible note payable was issued to a related party.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below are the audited financial statements for the Company for the fiscal years ended December 31, 2021 and 2020 and the reports thereon of BF Borgers, CPA PC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

NEXT-ChemX Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of NEXT-ChemX Corporation (the “Company”) as of December 31, 2021 and 2020 and the related statements of operations and comprehensive income, changes in equity, and cash flows for the period ended December 31, 2021 and 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the period ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ B F Borgers CPA PC

We have served as the Company’s auditor since 2020

Lakewood, Colorado

April 15, 2022

NEXT-ChemX Corporation

BALANCE SHEET

	December 31,	December 31,
	2021	2020
ASSETS
Current Assets:
Cash	$10,429	$44,619
Prepaid expense and other current assets	1,600	2,142
Total Current Assets	12,029	46,761

Property and equipment, net	21,540	-
Intangible asset, net	3,150,114	-
Total Assets	$3,183,683	$46,761

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$777,797	$47,244
Other payable	-	94,030
Convertible notes payable	672,500	-
Convertible notes payable - related party	15,000	-
Note payable - related party	5,900	-
Due to related party	-	59,895
Total Current Liabilities	1,471,197	201,169

Total Liabilities	1,471,197	201,169

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 27,385,437 and 8,958,989 shares issued and outstanding, respectively	27,385	8,959
Additional paid-in capital	3,634,034	1,196
Accumulated deficit	(1,948,933)	(164,563)
Total Stockholders’ Equity (Deficit)	1,712,486	(154,408)
Total Liabilities and Stockholders’ Equity (Deficit)	$3,183,683	$46,761

The accompanying notes are an integral part of these consolidated financial statements.

NEXT-ChemX Corporation

Statements of Operations and Comprehensive Income (Loss)

	For The Year Ended
	December 31,
	2021	2020

Revenues	$-	$-

Operating expenses
General and administrative	1,766,956	118,291
Total operating expenses	1,766,956	118,291

Income (loss) from operations	(1,766,956)	(118,291)

Other income (expense)
Interest expense	(33,369)	-
Gain on settlement of debt	15,955	-
Net other expense	(17,414)	-

Loss before provision for income taxes	(1,784,370)	(118,291)

Gain from discontinued operations, net of income tax	-	463,340

Net income (loss)	$(1,784,370)	$345,049

Other comprehensive income (loss)
Foreign currency translation gain (loss)	-	(3,853)
Total comprehensive income (loss)	$(1,784,370)	$341,196

Net gain (loss) per common share: Basic and diluted	$(0.08)	$0.04
Net loss from continuing operations per common share: Basic and diluted	$(0.08)	$(0.01)
Net gain from discontinued operations per common share: Basic and diluted	$0.00	$0.05

Weighted average number of common shares outstanding: Basic and diluted	21,529,360	8,957,873

The accompanying notes are an integral part of these audited condensed financial statements.

NEXT-ChemX Corporation

Statement of Stockholders’ Equity (Deficit)

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

			Additional		Accumulated Other		Stockholders’
	common stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Capital	Deficit	Income	Interest	(Deficit)
Balance December 31, 2019	8,956,191	$8,956	$177,654	$(282,575)	$(2,609)	$(53,240)	$(151,814)
Issue common stock for cash	2,798	3	3,075				3,078
Net income				345,049			345,049
Noncontrolling interest for current year				(227,037)	1,492	225,544	(1)
Foreign currency translation adjustment					(3,852)		(3,852)
Loss from disposal of Subsidiary			(179,533)		4969	(172,304)	(346,868)
Balance December 31, 2020	8,958,989	$8,959	$1,196	$(164,563)	$-	$-	$(154,408)
Common stock issued for purchase of intangible asset	23,844,448	23,844	3,476,283				3,500,127
Cancellation of shares	(5,418,000)	(5,418)	5,418				-
Forgiveness of related party debt			151,137				151,137
Net loss				(1,784,370)			(1,784,370)
Balance December 31, 2021	27,385,437	$27,385	$3,634,034	$(1,948,933)	$-	$-	$1,712,486

The accompanying notes are an integral part of these consolidated financial statements.

NEXT-ChemX Corporation

STATEMENT OF CASH FLOWS

	For the years ended December 31,
	2021	2020
OPERATING ACTIVITIES
Net income(loss)	$(1,784,370)	$345,049)
Net income (loss) from discontinued operations		463,340
Net loss from continuing operations	(1,784,370)	(118,291)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	352,523	-
Gain on settlement of debt	(15,955)	-
Changes in Operating Assets and Liabilities:
Accounts payable and accrued liabilities	743,720	37,000
Prepaid expenses	542	300
Other receivable	-	88,943
Other payable		35,060
Net cash provided by (used in) operating activities from continuing operations	(703,540)	43,012
Net cash provided by operating activities from discontinuing operations	-	140,483
Net cash provided by (used in) operating activities	(703,540)	183,495

INVESTING ACTIVITIES
Purchase of Property and Equipment	(24,050)	-
Proceeds from sale of AllyMe	-	1,040
Net cash provided by (used in) investing activities from continuing operations	(24,050)	1,040
Net cash provided by investing activities from discontinuing operations	-	-
Net cash provided by investing activities	1,040	1,040

FINANCING ACTIVITIES
Proceeds from convertible notes payable, net of original issue discounts	672,500	-
Proceeds from convertible notes payable - related party, net of original issue discounts	15000	-
Proceeds from notes payable – related party, net of original issue discounts	5,900	-
Net cash provided by financing activities from continuing operations	693,400	-
Net cash (used in) financing activities from discontinuing operations	-	(7,044)
Net cash (used in) financing activities	693,400	(7,044)

Effect of exchange rate fluctuation on cash and cash equivalents from discontinuing operations	-	4,597

Net increase (decrease) in cash	(34,190)	44,052)

Cash, beginning of year	44,619	567

Cash, end of year	$10,429	$44,619

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-	$-
Interest	$-	$-

Supplemental non-cash investing and financing activities
Common stock issued for proceeds received in prior period	$-	$3,078
Common stock issued for purchase of intangible asset	$3,500,127	$-
Cancellation of shares	$5,418	$-
Related Party debt forgiveness	$151,137	$-

The accompanying notes are an integral part of these consolidated financial statements.

NEXT-ChemX Corporation

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

NEXT-ChemX Corporation, formerly known as AllyMe Group Inc. (“Company”, “we” or “us”) was incorporated under the laws of the State of Nevada on August 13, 2014 (“Inception”) and has adopted a December 31 fiscal year end. The Company’s Board of Directors approved the new name on June 16, 2021 and was granted approval by FINRA on July 22, 2021 and was granted a new trading symbol on July 30,2021. The Company acquired a Novel Membrane-Based Ion Extraction Technology (“Membrane Extraction Technology”) along with its patents and patent applications, as well as the employment of its inventing scientist, and is developing pilot plant systems to demonstrate its performance to potential clients in order to market commercial systems for its applications.

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

Effective April 27, 2021, the Company, entered into an asset purchase agreement (the “Asset Purchase Agreement”) with NEXT-ChemX TX Corporation, a private Texas company (“NEXT-ChemX TX”), in which the Company acquired certain intellectual property assets of NEXT-ChemX TX, specifically certain patents and patent applications, in exchange for the issuance of an aggregate of 23,844,448 shares of common stock of the Company.

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

NOTE 2 – GOING CONCERN

The Company has incurred losses since inception (August 13, 2014) resulting in an accumulated deficit of $1,984,933 as of December 31, 2021, and further losses are anticipated in the development of its business. At December 31, 2021, the Company had a working capital deficit of $1,459,168. As of December 31, 2020, the Company had an accumulated deficit of $154,408 and a working capital deficit of $154,408. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future. The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash

Cash includes cash on hand and on deposit at banking institutions as well as all liquid short-term investments with original maturities of 90 days or less. The Company’s bank account in the United States amounted to $10,429 at December 31, 2021 and $46,761 at December 31, 2020 and our bank account is protected by FDIC insurance up to $250,000.

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

For the years ended December 31, 2021 and 2020, there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in these periods.

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At December 31, 2021 and 2020, there were no uncertain tax positions.

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

NOTE 4 – PREPAID EXPENSE AND OTHER CURRENT ASSETS

Prepaid expense amounted to $1,600 and $2,142 as of December 31, 2021 and 2020, respectively. Prepaid expenses in 2021 and 2020 are mainly prepaid service fees.

NOTE 5 – INTANGIBLE ASSET

On April 27, 2021, the Company entered into that Asset Purchase Agreement with NEXT-ChemX TX, in which the Company acquired certain intellectual property assets of NEXT-ChemX TX, specifically certain patents and patent applications, in exchange for the issuance of an aggregate of 23,844,448 shares of common stock of the Company, valued at $3,500,127. The balance as of December 31, 2021 net of accumulated amortization was $3,150,114.

During the twelve months ended December 31, 2021, the Company recorded amortization of $350,013. The intangible asset was initially deemed to have a finite useful life, but subsequent to September 30, 2021 it was determined that the asset have an indefinite useful life and ceased being amortized.

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of December 31, 2021 and 2020, accounts payable and accrued liabilities amounted to $777,797 and $47,244, respectively. Accounts payable and accrued liabilities mainly are accrued professional fees and accrued payroll.

NOTE 7 – CONVERTIBLE NOTES

During the 12 months ended December 31, 2021, the Company issued convertible notes to accredited investors totaling $672,500 with a conversion prices of initially $0.75 and subsequently from mid-November to $1.00 per share. The convertible notes are unsecured, bear interest at 8% per annum, have a one-year maturity.

During the twelve months ended December 31, 2021, the Company recognized interest expense of $33,369.

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

As of December 31, 2021 and 2020, the amounts outstanding were $0 and $59,895. The advances made in 2020 were non-interest bearing, due upon demand and unsecured from the former CEO then a shareholder of the Company.

During the year ended December 31, 2021, the Company received $5,900 from a related party and issued two notes payable for s total of $5,900. Also, in 2020, the same related party loaned the Company $15,000 and the Company issued to him a convertible note payable for the same amount. The note is convertible at $1 per share and matures on November 12, 2022.

NOTE 9 - INCOME TAXES

United States

The Company is incorporated in United States and is subject to corporate income tax rate of 21%.

Loss before income taxes consists of:

	For the years ended December 31,
	2021	2020
Unites States	$(1,784,370)	$(118,291)
	$(1,784,370)	$(118,291)

The components of deferred taxes are as follows at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Deferred tax assets, current portion
Amortization of fair value of stock for services	$-	$-
Total deferred tax assets, current portion	-	-
Valuation allowance	-	-
Deferred tax assets, current portion, net	$-	$-
Deferred tax assets, non-current portion
Fixed assets	$-	$-
Net operating losses	409,276	24,841
Total deferred tax assets, non-current portion	409,276	24,841
Valuation allowance	(409,276)	(24,841)
Deferred tax assets, non-current portion, net	$-	$-

The Company is subject to United States of America tax law. As of December 31, 2021, the operations in the United States of America incurred $1,948,933 of cumulative net operating losses that may be available to reduce future years’ taxable income indefinitely. The Company has provided full valuation allowance for the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

NOTE 10 - STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 and 5,000,000 shares of preferred stock with a par value of $0.001. There is no preferred stock issued and outstanding as of December 31, 2021. There are 8,958,989 and 27,385,437 shares of common stock outstanding as of December 31, 2020 and 2021, respectively.

In May 2020, the Company received a deposit for 2,798 shares of common stock at $1.10 per share for total of $3,078 from 2 unrelated parties. These shares have been issued in May 2020.

Effective April 27, 2021, the Company, entered into that certain Asset Purchase Agreement with NEXT-ChemX TX, in which the Company acquired certain intellectual property assets of NEXT-ChemX TX, specifically certain patents and patent applications, in exchange for the issuance of an aggregate of 23,844,448 shares of common stock of the Company.

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

Note 11 – Acquisition and Disposition of AllyMe.

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

Discontinued Operations Income Statement:

	For the years ended December 31,
	2021	2020

Revenue	$-	$636,211
Cost of Revenues	-	145,855
Gross Profit	-	490,356

Operating expenses
General and administrative	-	47,437
Operating expenses	-	47,437

Income (loss) from operations	-	442,920

Other income (expense)
Other income	-	21,797
Interest income	-	845
Bank charges	-	(2,222)
Other income (expense), net	-	20,420)

Net income (loss) before income taxes	-	463,340

Income Tax Expense	-	-

Net income (loss) from discontinued operations	$-	$463,340

Discontinued Operations Balance Sheets:

As of December 31, 2021 and 2020, the Company did not have assets or liabilities related to the discontinued operation of AllyMe business.

Discontinued Operations Cash Flows:

Cash flows provided by discontinued operations for the period ended December 31, 2021 and 2020 were $0 and $140,483, respectively. Cash flows used in discontinued operations financing activities for the years ended December 31, 2021 and 2020 were $0 and $7,044, respectively. There were no cash flows used in or provided by investing activities during those periods.

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated events occurring subsequent to December 31, 2021 through the date these financial statements were issued, and determined there are no events requiring disclosure.

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

As of December 31, 2021 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our management in connection with the review of our financial statements for the year ended December 31, 2021.

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

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

[Not applicable]

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following individuals currently serve as our executive officers and directors:

Name	Age	Positions
Benton H Wilcoxon John Michael Johnson Dominic J. Majendie	72 56 59	Chief Executive Officer and Director President, Director, Chief Financial Officer and Secretary Vice President, Business Development

Benton H Wilcoxon

Mr. Wilcoxon has served as a Director and Chief Executive Officer of NEXT-ChemX Corporation since April 2021. Benton is an accomplished American entrepreneur with a world-class talent for integrating new material technologies into revolutionary products. He has founded upwards of 10 companies to commercialize new products, most notably Ashurst Technology Ltd (Ashurst) and Composite Technology Corporation (CTC). As the head of Ashurst, he identified and was the first to develop and commercialize aluminum scandium alloys for aerospace, marine and sports equipment applications. Developed and operated scandium extraction from solutions of ore bodies and processed tailings. Wilcoxon founded CTC to develop and commercialize the world’s most efficient conductor for high voltage transmission lines. Over 60,000 kilometers of this game changing transmission technology has been deployed on 900 projects across 50 countries and reduces CO2 emissions by over 3.5 million metric tons every year. End users include some of the largest utilities in the world including American Electric Power in the USA, National Grid in the UK and State Grid in China. He also headed DeWind, which commercialized the first synchronous large megawatt wind turbines, now owned by Daewoo.

J. Michael Johnson

Mr. Johnson has served as Director, President, Chief Financial Officer and Secretary of NEXT-ChemX Corporation since April of 2021. Mr. Johnson brings professional experience gained from his services to a variety of public and privately held middle market businesses for over 30 years. Mr. Johnson has been the CEO of Future Capital Holdings for over 5 years. Currently the company has filed a medical patent and is entering the distressed asset market in late 2021. Mr. Johnson’s financial career began at Fidelity Investments in 1990 in the institutional trading division. From approximately 1992-2001 Mr. Johnson worked at various broker dealers in both retail and institutional sales. During this timeframe Mr. Johnson also was a 25% partner in Southern California Equity Group, Inc. a franchise broker dealer located in La Jolla California. During these years Mr. Johnson participated in IPO’s, secondary offerings, debt, equity financings, as well as private placements both on the retail and institutional level. In approximately 2002 Mr. Johnson became an independent consultant working for various small cap growth companies providing services for his client to raise capital and navigate through the public markets. His primary focus has been identifying funding sources, structuring financings and negotiating the terms of the capital. Mr. Johnson received his Bachelor of Science degree in Economics in 1989 from Fitchburg State University.

Dominic J. Majendie

Mr Majendie has served as Vice President, Business Development since October 1, 2021. Educated in England and at Geneva University obtaining a Masters equivalent in Law. Dominic Majendie has held a variety of senior managerial positions including as an officer and director of US publicly traded companies over a period of 40 years. He has worked extensively in the commercialization of new technologies in materials science, energy storage and overhead power cables developing marketing strategies and organizing the introduction of new products in international markets. Notably he has worked in senior positions with Mr Wilcoxon in both Ashurst Technology Corporation and Composite Technology Corporation. Mr Majendie has organized businesses in Telecommunications, V-Sat and social media systems, as well as more recently managing the manufacturing operations of a thermoplastic injection molding and extrusion facility in the Middle East. He has managed complex projects and consulted in the UK on business reorganizations as well as for the Qatari Governmental think tank examining questions of sustainability and food security. He has worked extensively in North America, Europe, Ukraine, and the Middle East.

Audit Committee and Audit Committee Financial Expert

We do not currently have an audit committee financial expert, nor do we have an audit committee. Our entire board of directors, which currently consists of Mr. Wilcoxon and Mr. Johnson, handles the functions that would otherwise be handled by an audit committee. We do not currently have the capital resources to pay director fees to a qualified independent expert who would be willing to serve on our board and who would be willing to act as an audit committee financial expert. As our business expands and as we appoint others to our board of directors, we expect that we will seek a qualified independent expert to become a member of our board of directors. Before retaining any such expert our board would make a determination as to whether such person is independent.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company’s officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management’s review of these reports during the fiscal year ended December 31, 2021, all reports required to be filed were filed on a timely basis.

Code of Ethics

Our board of directors has adopted a code of ethics that our officers, directors and any person who may perform similar functions are subject to. Currently Mr. Wilcoxon and Mr. Johnson are our directors, supported by one officer, Mr Majendie, therefore, they are the only persons subject to the Code of Ethics. If we retain additional directors and officers in the future, including those appointed to act as our principal financial officer, principal accounting officer, controller or persons serving similar functions, they would become subject to the Code of Ethics. The Code of Ethics does not indicate the consequences of a breach of the code. If there is a breach, the board of directors would review the facts and circumstances surrounding the breach and take action that it deems appropriate, which action may include dismissal of the employee who breached the code. Currently, since Mr. Wilcoxon, Mr. Johnson and Mr Majendie serve as our directors and key officers, they are responsible for reviewing their own conduct under the Code of Ethics and determining what action to take in the event of his own breach of the Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION.

At present the Company has not adopted a consistent plan for the remuneration of its executives. The Company has yet to complete one year since the changes in the business that took place on April 27, 2021 and has insufficient funds to provide for a compensation scheme. During the year 2022, the Company plans to appoint one or more directors to the Board that qualify as “independent” in accordance with rule 4200(a)(15) of the NASDAQ Marketplace Rules. This will enable the Company to develop an independently reviewed and appropriate executive compensation plan during the course of 2022.

As at December 31, 2021, all senior executives of the Company have signed employment agreements governing their duties and remuneration. These provide for the annual base compensation to be reviewed annually as well as eligibility to receive an annual bonus at the discretion of the Board of Directors.

An executive officer’s unpaid salary shall accrue until paid by the Company, however, the executive shall have the right, but not the obligation, to be paid all or a portion of his accrued and unpaid salary in shares of the Company’s common stock if he so elects on the first business day of each calendar quarter.

Executives are also entitled to participate in and shall receive all benefits under any pension benefit plans provided by the Company (including without limitation participation in any Company incentive, savings and retirement plans, practices, policies and programs) should such plans be organized. To date no such plans have been organized.

Executives and their immediate families are also entitled to participate and shall receive all benefits under welfare plans provided by the Company (including without limitation medical prescriptions, dental, disability, employee life, group life, accidental life and travel accident insurance plans and plans) should such plans be organized. To date no such plans have been organized.

If located abroad certain executives may receive housing allowances or other expenses as an incentive or related to the difficulty of life in such locations.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of December 31, 2021, by: (I) each current director; each nominee for director, and executive officer of the Company; (ii) all directors and executive officers as a group; and (iii) each shareholder who owns more than five percent of the outstanding shares of the Company’s Common Stock. Except as otherwise indicated, the Company believes each of the persons listed below possesses sole voting and investment power with respect to the shares indicated.

Name and Address	Number of shares	Percentage Owned (1)(2)
NEXT-ChemX Corporation, Texas 1111 W 12th Street #113, Austin Texas 78703	23,844,448	87.07%

(1) This table is based upon 27,385,437 shares issued and outstanding as of December 31, 2021.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Certain Relationships

The Directors of the Company also sit on the Board of Directors and as officers of the controlling Shareholder NEXT-ChemX TX and exercise control over the voting of the majority, 87.07% of the shares eligible to vote at the meeting of the Shareholders’ of the Company.

Related Party Transactions

In support of the Company’s efforts and cash requirements, the Company has also relied on advances from related parties and this is expected to continue until such time as the Company can support its operations or attain adequate financing through sales of its equity or debt financing.

Prior to April 27, 2022, $59,895 was due to Zilin Wang, the sole officer and director of the Company. This amount derived from advances of operating expenses made by Mr. Wang and were unsecured, non-interest bearing, and due on demand. This full amount of $59,895 was discharged on April 27, 2022 with the resignation of Mr Wang from the Board of Directors of the Company concurrently with and as part of the sale of his ownership interest in the Company.

Since April 27, 2021 Michael Johnson, a director and officer of the Company, has provided operating funds to the company as follows:

A promissory note dated 4/28/2021 in the amount of $15,000 paying 5% interest that came due 11/01/2021. At the time of maturity, the interest due was waived and amount of $15,000 was put into a new convertible note dated 11/12/2021 paying 8% interest and with a 1-year maturity, convertible into shares at a conversion rate of $1.00 per share.

A promissory note dated 9/17/2021 in the amount of $2,500 paying 5% interest that came due 11/01/2021. At the time of maturity, the promissory note was extended 1 year with a due date of 11/01/2022.

A promissory note dated 9/23/2021 in the amount of $3,000 that was was repaid on 11/30/2021. The interest was waived by Mr. Johnson at the time of redemption.

A promissory note dated 10/18/2021 in the amount of $3,400 paying 5% interest due on 10/18/2022.

Director Independence

As of December 31, 2021, Benton Wilcoxon and John Michael Johnson were the sole directors of the Company. They are not considered “independent” in accordance with rule 4200(a)(15) of the NASDAQ Marketplace Rules. We are not currently traded on NASDAQ and are therefore not required to comply with the NASDAQ Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by our auditors, BF Borgers, CPA PC for the years ended December 31, 2021 and 2020 were $44,000 and $23,500, respectively, for professional services rendered in connection with the audits of our annual financial statements and the reviews of our quarterly financial statements.

AUDIT-RELATED FEES

During the last two fiscal years, no fees were billed or incurred for assurance or related services by either of our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

There were no tax preparation fees billed for the fiscal years ended December 31, 2021 or 2020.

ALL OTHER FEES

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors’ responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of Directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal years ended December 31, 2021 and 2020, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption “All Other Fees”, which are currently none, is compatible with maintaining the auditor’s independence.

The board approved all fees described above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS

The following documents are filed as part of this 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

●	Report of BF Borgers, CPA PC, Independent Registered Certified Public Accounting Firm for the fiscal year ended December 31, 2021 and 2020

●	AllyMe Group, Inc. and Subsidiaries Consolidated Balance Sheets as of December 31, 2020

●	NEXT-ChemX Corporation Statements of Operations and Comprehensive Loss for the years ended December 31, 2021 and 2021

●	NEXT-ChemX Corporation Stockholders’ Deficit for the period from December 31, 2021 to December 31, 2020

●	NEXT-ChemX Corporation Statements of Cash Flows for the years ended December 31, 2021 and 2021

●	NEXT-ChemX Corporation Notes to Consolidated Financial Statements

2. FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3. EXHIBITS

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit No.	Identification of Exhibit

2.1	Asset Purchase Agreement between the Company and NEXT-ChemX Corporation (Texas)

3.1	Amended Articles of Incorporation

3.2	Bylaws of NEXT-ChemX Corporation

10.1	NEXT-ChemX Corporation 2021 Stock Incentive Plan

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Inline XBRL Document Set for the financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXT-ChemX Corporation
(Registrant)

By	/s/ Benton H Wilcoxon
Benton H Wilcoxon
Chief Executive Officer

Date	April 15, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By	/s/ John Michael Johnson
John Michael Johnson
President, Chief Financial Officer

Date	April 15, 2022

