Form 10-Q
period 2022-03-31
NEXT-ChemX Corporation.
filed 2022-05-23
CIK 1657045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-56379

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 19, 2022 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	27,385,437

NEXT-ChemX Corporation

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2022

2

NEXT-CHEMX CORPORATION

INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

NEXT-ChemX Corporation

Condensed Balance Sheets

(Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash	$17,988	$10,429
Prepaid expense and other current assets	1,600	1,600
Total Current Assets	19,588	12,029

Property and equipment, net	20,338	21,540
Intangible asset, net	3,150,114	3,150,114
Total Non-current Assets	3,170,452	3,171,654

Total Assets	$3,190,040	$3,183,683

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$1,053,824	$777,797
Convertible notes payable	672,500	672,500
Convertible notes payable - related party	15,000	15,000
Note payable - related party	5,900	5,900
Due to related party	118,220	-
Total Current Liabilities	1,865,444	1,471,197

Total Liabilities	1,865,444	1,471,197

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 27,385,437 and 8,958,989 shares issued and outstanding, respectively	27,385	27,385
Additional paid-in capital	3,634,034	3,634,034
Accumulated deficit	(2,336,823)	(1,948,933)
Total Stockholders’ Equity (Deficit)	1,324,596	1,712,486

Total Liabilities and Stockholders’ Equity (Deficit)	$3,190,040	$3,183,683

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXT-ChemX Corporation

Condensed Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021

Revenues	$-	$-

Operating expenses
General and administrative	374,109	16,650
Total operating expenses	374,109	16,650

Income (loss) from operations	(374,109)	(16,650)

Other income (expense)
Interest expense	(13,781)	-
Total other expense	(13,781)	-

Net income (loss)	$(387,890)	$(16,650)

Net gain (loss) per common share: Basic and diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding: Basic and diluted	27,385,437	8,958,989

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXT-ChemX Corporation

Condensed Statement of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

For the Three Months Ended March 31, 2022
			Additional
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2021	27,385,437	$27,385	$3,634,034	$(1,948,933)	$1,712,486
Net loss				(387,890)	(387,890)
Balance March 31, 2022	27,385,437	$27,385	$3,634,034	$(2,336,823)	$1,324,596

For the Three Months Ended March 31, 2021

			Additional
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2020	8,958,989	$8,959	$1,196	$(164,563)	$(154,408)
Net loss				(16,650)	(16,650)
Balance March 31, 2021	8,958,989	$8,959	$1,196	$(181,213)	$(171,058)

The accompanying notes are an integral part of these consolidated financial statements.

NEXT-ChemX Corporation

Condensed Statements of Cash Flows

(Unaudited)

	For the three months ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income(loss)	$(387,890)	$(16,650)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,202	-
Changes in Operating Assets and Liabilities:
Prepaid expenses	-	875
Accounts payable and accrued liabilities	276,027	(12,200)
Net cash provided by (used in) operating activities	(110,661)	(27,975)

INVESTING ACTIVITIES
Purchase of property and equipment	-	-
Net cash provided by (used in) investing activities	-	-

FINANCING ACTIVITIES
Proceeds from related party advances	118,220	-
Net cash provided by (used in) financing activities	118,220	-

Net increase (decrease) in cash	7,559	(27,975)
Cash, beginning of year	10,429	44,619
Cash, end of year	$17,988	$16,644

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	-	-
Interest	-	-

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXT-ChemX Corporation

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2022

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

NEXT-ChemX Corporation, formerly known as AllyMe Group Inc. (“Company”, “we” or “us”) was incorporated under the laws of the State of Nevada on August 13, 2014 (“Inception”) and has adopted a December 31 fiscal year end. The Company’s Board of Directors approved the new name on June 16, 2021 and was granted approval by FINRA on July 22, 2021. The Company began trading under the new trading symbol “CHMX” on July 30, 2021.

In Q2, 2021, the business of the Company changed fundamentally with the acquisition of a Novel Membrane-Based Ion Extraction Technology (“Membrane Technology” as further described in Note 5 below) along with certain patents and patent applications, as well as securing the employment of the Membrane Technology inventing scientist. Potential applications for the Membrane Technology include:

●	Lithium Extraction from Natural Brines, Geothermal Wells, or Leach Solutions;
●	Extracting Fatty Acids from Vegetable Oils for More Economical Refining;
●	Extracting of Radioactive Ions from Nuclear Plant Stored Water;
●	Extracting of Metal Ions from Mine Leach Solutions, Effluent, or Tailings; and
●	Desalination of Sea Water, by Extracting Ions for Water Purification

During the first quarter of 2022, the Company has completed the first testing of a pilot of the Membrane Technology to identify the rates of extraction and to increase the efficiency of the hollow fiber design. Further work will continue to optimize the parameters of the extraction units. The Company hired certain key individuals with expertise in hollow fiber design.

The Company continues to pursue its intellectual property protection strategy with testing and development to support a strong protection profile.

NOTE 2 – GOING CONCERN

The Company has incurred losses since inception (August 13, 2014) resulting in an accumulated deficit of $2,336,823 as of March 31, 2022, and further losses are anticipated in the development of its business. The Company had a net loss of $387,890 and net cash used in operating activities of $110,661 for the period ended March 31, 2022. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future. The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited condensed interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2021.

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

Intangible asset

As of October 1, 2021 and in accordance with the evaluation of the intangible intellectual property asset of the Company that has been further developed and strengthened during the second and third quarters of 2021, the Membrane Technology was reclassified as an indefinite intangible asset. This reclassification was further justified when the Company filed a new patent in Q4 2021. Since reclassification of the intangible asset, no further amortization has been recorded for the asset which remains at its October 1, 2021 value of $3,150,114. The Company carries out regular assessments of the Membrane Technology to identify if its value is impaired in any way, (i) on an annual basis and (ii) in the event that, in the opinion of Management, there exists any reason external or internal why the asset might be impaired.

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

NOTE 4 – PREPAID EXPENSE AND OTHER CURRENT ASSETS

Prepaid expense and other current assets amounted to $1,600 as of March 31, 2022 and December 31, 2021. Prepaid expenses in 2022 and 2021 are for a deposit on the rental of laboratory facilities.

NOTE 5 – INTANGIBLE ASSET

The Company’s principal asset is certain indefinite intangible intellectual property, specifically certain patents and patent applications along with the existing and developing knowhow, relating to a novel extraction process proven capable of removing ions from solution using hollow fiber membranes (the “Extraction Technology”). The technology represents, in the opinion of management, an entirely novel approach to the process of extraction of ions that is anticipated to be cheaper, more efficient and less damaging to the environmental. Following an assessment of the Extraction Technology carried out at the end of Q3, 2021, it was determined that the Extraction Technology had an indefinite useful life. The said indefinite, intangible asset will not be amortized; however, the value of the Asset will be examined for impairment periodically in accordance with ASC 350. At March 31, 2022, the Extraction Technology is valued on the balance sheet at $3,150,114.

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of March 31, 2022 and December 31, 2021, accounts payable and accrued liabilities consisted of as follows,

	March 31,	December 31,
	2022	2021
Accounts payable	$435,737	$394,530
Accrued payroll	581,539	360,500
Accrued interest	36,517	22,767
Accrued interest- related party	31	-
	$1,053,824	$777,797

NOTE 7 – CONVERTIBLE NOTES

During the three months ended March 31, 2022, the Company did not issue new convertible notes. As of March 31, 2022 the Company had 16 outstanding convertible notes with a total balance of $687,500, $15,000 of that was payable to a related party. All the notes are convertible at a conversion price of $1.00 per share. The convertible notes are unsecured, bear interest at 8% per annum, and have a one-year or less maturity.

During the three months ended March 31, 2022, the Company recognized interest expense of $13,781.

NOTE 8 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, the Company has partially relied and expects in the future to rely partially on advances from related parties until such time that the Company can support its operations or attain adequate financing through sales of its equity or traditional debt financing. During the three months ended March 31, 2022, the company received a total amount of $118,220 in a form of payments made to third parties on behalf of the Company to fund operation. The advances are due on demand and bear no interest.

During the course of 2021, while the Company was refocusing its business, changing its name and waiting for the change of name and management to take effect with the IRS and other governmental authorities, the Company was unable to operate normally, in particular in relation to international transfers. As a result, during 2021, the Company relied on a related party shareholder company to make disbursements on its behalf. Since January 1, 2022 the managers of the business have taken full responsibility for all expenses and disbursements and these are directly reimbursed to such managers.

NOTE 9 - STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 and 5,000,000 shares of preferred stock with a par value of $0.001. There is no preferred stock issued and outstanding as of March 31, 2022.

During the three months ended March 31, 2022, the Company issued no shares of common stock.

During the three months ended March 31, 2022, the Company issued no options under the Company’s 2021 Stock Incentive Plan (the “Plan”).

During the three months ended March 31, 2022, the Company issued no convertible debt exchangeable into shares of common stock.

There are 27,385,437 shares of common stock outstanding, unchanged as of March 31, 2022 and December 31, 2021.

NOTE 10 – SUBSEQUENT EVENTS

On April 18, 2022 the Company issued convertible notes to a related party totaling $18,000, with a conversion price of $1.00 per share in forgiveness of debt. The convertible notes are unsecured, bears interest at 8% per annum, have a one-year maturity.

On April 25, 2022 the Company issued convertible notes to two related parties totaling $42,000, with a conversion price of $1.00 per share with $41,000 being forgiveness of debt. The convertible notes are unsecured, bear interest at 8% per annum and have a one year maturity.

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

Overview of the Business

Since April 27, 2021, the Company has changed it business with the acquisition of intellectual property assets related to a novel membrane-based ion extraction process (“Membrane Technology”), which is able to extract ions exiting in low concentrations from liquid solutions. The Membrane Technology is now being used in Laboratory pilot testing to enable the Company to produce its first commercial prototypes using the novel the Extraction method. The Membrane Technology allows for the removal of ions from the solution without concentration by evaporation (significantly preserving the water resources), without pressure or additional heating (reducing energy costs) and targets specific ions to extract (reducing the need for further operations and increasing the potential for the sale of other ions from the solution). On account of the reduced interference with the environment, the lower energy costs and the lack of a need for large evaporation ponds, management considers the Membrane Technology to be environmentally friendly and sustainable when compared to alternatives.

The Membrane Technology has been shown in the following applications: to extract lithium from brine solutions or mine leach solutions; to extract fatty acids from vegetable oils as a superior refining process; to extract glycerols from biodiesel as a superior purification process; to extract radioactive ions from nuclear waste waters; to extract specific metal ions from mine leach solutions and waste effluents; and to remove ions from seawater for desalination, among other things.

The primary focus of the current business is: on the continued organization and the hiring of targeted expertise; on the protection of the Company’s intellectual property asset; and the configuration of the most efficient commercial pilot plant for lithium extraction, followed by the extraction of radioactive ions from nuclear waste waters and the refining of vegetable oils by the removal of fatty acids; on the removal of glycerols for purification of biodiesel.

Impact of Events in Ukraine

The Business of the Company and its fundamental research are conducted in the United States, however, the Company has offices in Ukraine and was implementing programs with certain Ukrainian partners to test the Membrane Technology as a means of extracting certain radioactive contaminants such as might be found after a nuclear disaster or as a byproduct of the operations of a nuclear reactor. Plans for testing the use of the Membrane Technology to refine sunflower oil was also organized with raw oil producers. As a result of the current conflict in Ukraine these programs have been suspended. It is not certain if or when they may be able to be implemented in Ukraine. As a result the Company may be forced to do such testing elsewhere and under different circumstances and this may delay or increase the cost of this direction of the development of the Company’s technology.

3

In addition, the Company operated offices in Kyiv that contained certain assets, such as computers and printers as well as administrative documentation. These assets and files may be lost as it is not certain how much of the city has been destroyed. In the abandonment of our office, however, all confidential information relating to the technology and all sensitive computers were removed and transported out of country. Nothing remains that could damage the value of our primary asset.

While the Company may reorder certain of its plans, it is not anticipated that the conflict in Ukraine will have any material effect on the Company’s business.

Results of Operations

The following table summarizes the results of our operations during the three months ended March 31, 2022 and 2021, respectively:

	Three Months Ended
	March 31,
	2022	2021	Change

Revenues	$-	$-	$-
Operating expenses	374,109	16,650	357,459
Other expense	13,781	-	13,781
Net profit (loss)	(387,890)	(16,650)	(371,240)
Profit (Loss) per share of common stock	(0.01)	(0.00)	(0.01)

The increase in operating expenses is the result of the new focus of the business of the Company following the acquisition of the Membrane Technology on 27th April 2021. This change has led to increases in payroll, rent and consulting expenses, in particular with the costs of intellectual property protection.

Liquidity and Capital Resources

As of March 31, 2022, we had total assets of $3,190,040 and an accumulated deficit of $2,336,823.

Our operating activities used $110,661 in cash for the three months ended March 31, 2022, while our operations used $27,795 cash in the three months ended March 31, 2021. Attention should be drawn to the fact that this considerable difference is the result of the changes in business that took place on 27th April 2021 and the new focus of the company moving forward. We had no revenues in the three months ended March 31, 2022, or in the prior year same period.

Our cash requirements are primarily for the continued development of the commercial pilot plant with the purchase of equipment and materials as well as the operating expenses for the development of pilot plant systems and its demonstration to potential customers, as well as our payroll expense. During the next 6 months, it is planned that the Company open new corporate offices and commence the organization of its initial production facility.

Management believes that the Company’s cash on hand will not be sufficient to fund all Company obligations and commitments for the next twelve months. The Company has reached the stage in its development when it requires significant additional finance to be able to bring the first of its extraction processes to a marketable form. Management estimates that the minimum finance necessary to be able to achieve this is $1.5 million. The Company has already received a firm pledge of $400,000 towards this amount. Historically, we have depended on loans from our principal shareholders and their affiliated companies to provide us with working capital as required. There is no guarantee that such funding will be available when required and there can be no assurance that our stockholders, or any of them, will continue making loans or advances to us in the future.

4

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

Inflation

The Company has relied on funding from debt convertible equity as its primary source of funding. In the event of a high inflationary environment, this method of funding may become more expensive and may be less readily available. Our core business and operating results are not affected in any material way by inflation.

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

5

Based on this evaluation, the Company’s management concluded its internal control over financial reporting, while significantly improved, were still not effective as of March 31, 2022.

Changes in Internal Control Over Financial Reporting

With a view to introducing greater financial controls, the company has added staff to its finance department including the appointment of a CPA as senior accountant to keep proper track of the accounts; a complete restatement of its chart of accounts as at January 1, 2022 that will enable management better to track the granularity of expenses and to improve and manage the business. In addition, greater accountability over expenses has been implemented to take definitive effect at quarter ended March 31, 2022. It is anticipated that these measures will materially improve our internal control over financial reporting. While believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any Company have been detected, the Company continues to improve its control environment with a view to establishing an effective control environment and to satisfying the Company auditors of the same.

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

Date: May 23, 2022	NEXT-ChemX Corporation

	By:	/s/ Benton Wilcoxon
Benton Wilcoxon
Chief Executive Officer
(Principal Executive Officer)

7