Form 10-Q
period 2022-06-30
NEXT-ChemX Corporation.
filed 2022-08-15
CIK 1657045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 15, 2022 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	28,022,497

NEXT-ChemX Corporation

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2022

2

NEXT-CHEMX CORPORATION

INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

NEXT-ChemX Corporation

Condensed Balance Sheets

(Unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash	$52,554	$10,429
Prepaid expense and other current assets	1,600	1,600
Total Current Assets	54,154	12,029

Property and equipment, net	20,625	21,540
Intangible asset, net	3,150,114	3,150,114
Total Non-current Assets	3,170,739	3,171,654

Total Assets	$3,224,893	$3,183,683

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$1,277,595	$777,797
Convertible notes payable	347,500	672,500
Convertible notes payable - related party	15,000	15,000
Notes Payable	301,007	-
Note payable - related party	1,900	5,900
Total Current Liabilities	1,943,002	1,471,197

Total Liabilities	1,943,002	1,471,197

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 27,914,383 and 27,385,437 shares issued and outstanding, respectively	27,913	27,385
Additional paid-in capital	4,045,326	3,634,034
Accumulated deficit	(2,791,348)	(1,948,933)
Total Stockholders’ Equity (Deficit)	1,281,891	1,712,486

Total Liabilities and Stockholders’ Equity (Deficit)	$3,224,893	$3,183,683

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXT-ChemX Corporation

Condensed Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenues	$-	$-	$-	$-

Operating expenses
General and administrative	438,301	298,005	812,410	314,655
Total operating expenses	438,301	298,005	812,410	314,655

Income (loss) from operations	(438,301)	(298,005)	(812,410)	(314,655)

Other income (expense)
Interest expense	(16,224)	(35,181)	(30,005)	(35,181)
Net other expense	(16,224)	(35,181)	(30,005)	(35,181)

Net income (loss)	$(454,525)	$(333,186)	$(842,415)	$(349,836)

Net income (loss) per common share: Basic and diluted	$(0.02)	$(0.04)	$(0.03)	$(0.02)

Weighted average number of common shares outstanding: Basic and diluted	27,914,383	8,958,989	27,914,383	15,576,222

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXT-ChemX Corporation

Condensed Statement of Stockholders’ Equity (Deficit)

(Unaudited)

For the Six Months Ended June 30, 2022

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2021	27,385,437	$27,385	$3,634,034	$(1,948,933)	$1,712,486
Net loss				(387,890)	(387,890)
Balance March 31, 2022	27,385,437	$27,385	$3,634,034	$(2,336,823)	$1,324,596
Stock issued on Conversion of 3rd Party Loan	468,487	468	350,893		351,361
Stock issued on Conversion of Related Party Loan	60,459	60	60,399		60,459
Net loss				(454,525)	(454,525)
Balance June 30, 2022	27,914,383	$27,913	$4,045,326	$(2,791,348)	$1,281,891

For the Six Months Ended June 30, 2021

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2020	8,958,989	$8,959	$1,196	$(164,563)	$(154,408)
Net loss				(16,650)	(16,650)
Balance March 31, 2021	8,958,989	$8,959	$1,196	$(181,213)	$(171,058)
Common stock issued for purchase of intangible asset	23,844,448	23,844	3,476,283		3,500,127
Cancellation of shares	(5,418,000)	(5,418)	5,418		-
Beneficial conversion feature			325,000		325,000
Related party debt forgiveness			150,560		150,560
Net loss				(333,186)	(333,186)
	27,385,437	$27,385	$3,958,457	$(514,399)	$3,471,443

The accompanying notes are an integral part of these consolidated financial statements.

NEXT-ChemX Corporation

Condensed Statement of Cash Flows

(Unaudited)

	For the six months ended
	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income(loss)	$(842,415)	$(349,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,492	175,259
Amortization of debt discount	-	32,397
Changes in Operating Assets and Liabilities:
Prepaid expenses	-	(59,458)
Related party advances	-	-
Accounts payable and accrued liabilities	526,618	13,849
Net cash provided by (used in) operating activities	(313,305)	(187,789)

INVESTING ACTIVITIES
Purchase of property and equipment	(1,577)	(15,150)
Net cash provided by (used in) investing activities	(1,577)	(15,150)

FINANCING ACTIVITIES
Proceeds from convertible notes payable	-	325,000
Proceeds from convertible notes payable - related party	60,000	15,000
Net proceeds from notes payable	301,007	-
Repayment of related party loans	(4,000)	-
Net cash provided by (used in) financing activities	357,007	340,000

Net increase (decrease) in cash	42,125	137,061
Cash, beginning of year	10,429	44,619
Cash, end of year	$52,554	$181,680

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-	$-
Interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for purchase of asset	$-	$3,500,127
Common stock issued on conversion of notes payable and accrued interest	$351,361	$-
Common stock issued on conversion of related party notes payable and accrued interest	$60,459	$-
Cancellation of shares	$-	$5,418
Beneficial conversion feature	$-	$325,000
Related party debt forgiveness	$-	$150,560

The accompanying notes are an integral part of these consolidated financial statements.

NEXT-ChemX Corporation

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2022

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

In Q2, 2021, the business of the Company changed fundamentally with the acquisition of a Novel Membrane-Based Ion Extraction Technology (“Membrane Technology” as further described in Note 5 below) along with certain patents and patent applications and the abandonment of its previous business model of providing consulting services for business development and business model design. From the date of the acquisition, the majority shareholder ownership as well as the management of the Company changed. The Company secured the employment of the Membrane Technology inventing scientist and began the path towards development of products having the following applications using the Membrane Technology, including:

●	Lithium Extraction from Natural Brines, Geothermal Wells, or Leach Solutions;
●	Extracting Fatty Acids from Vegetable Oils for More Economical Refining;
●	Extracting of Radioactive Ions from Nuclear Plant Stored Water;
●	Extracting of Metal Ions from Mine Leach Solutions, Effluent, or Tailings; and
●	Desalination of Sea Water, by Extracting Ions for Water Purification.

During the first year since the change of business in April 2021, the Company has completed the first laboratory testing of a pilot of the Membrane Technology. The process has been tested against various ions to identify the rates of extraction and to increase the efficiency of the hollow fiber design. Work is ongoing to optimize the parameters of the extraction units in the laboratory.

During the Second Quarter 2022, the Company has been pursuing various options relating to its financing requirements, essential for the Company to complete its product development.

During the three months ended June 30, 2022, the Company recorded receipts of a total of $330,000 as 1-year, 8% loans made by third party shareholders to fund operations for the first six months of 2022; of this amount, a total of $30,000 was a short term loan already repaid on June 3, 2022. The Company also reduced its salary burden by issuing 8% one-year convertible notes to 2 insider officers for a total of $59,000; these were converted into shares of common stock during the quarter. One outside consultant also acquired a convertible note with a face value of $1,000 on the same terms, converted at the same time.

On May 4, 2022, the Company signed a non-binding Investment Term Sheet as modified (the “May Term Sheet”) with a corporation involved in the development of certain specialty materials seeking access to technology that would secure alternative means of suppling resources in an uncertain rare earth supply environment (the “Investing Corporation”). The May Term Sheet provides for the Investing Corporation to fund the Company in two phases linked to certain milestones of achievement with a total of US$1.5 million drawn down over the investing period. Funding commences under the May Term Sheet with an initial one-year 8% loan of $300,000 convertible into shares of common stock of the Company at $1.25 per share. During the first phase, the Company is required to demonstrate its extraction process on a variety of 10 different materials under laboratory conditions achieving a greater than 90% purity of the targeted extracted substance. Once the successful report on the demonstration is made available to the Investing Corporation, it will invest a further $600,000 under the same conditions to initiate the second phase. During the second and last phase, the Company should demonstrate a working pilot plant that can extract certain chosen ions with a commercially viable results. Following the demonstration of this, the Investing Corporation will complete its investment transferring $600,000 to the Company for the purchase of shares of common stock of the Company at $1.25 per share. While the May Term Sheet is non-binding, the Company anticipates that the Investing Corporation will commence its investment in accordance with the terms of the May Term Sheet during August 2022. Under the terms of the May Term Sheet, if at any time on or before the date that falls ninety days following the date of the issuance of the shares by the Company against payment of the final $600,000 by the Investing Corporation, the Company raises money from the issuance of shares or any equity linked financial instrument where the effective price of the Company’s shares is less than $1.25 per share, the conversion and investment price for the Investing Corporation under the May Term Sheet will be reset to any such lower price per share and the Company shall be obliged to issue additional shares as if the conversion had been made at such lower price.

During the 2nd Quarter 2022, the Company has been actively involved in seeking appropriate materials for its extraction process and has identified a potential supplier that can furnish certain important and necessary components that will form the basis of the pilot modules.

The Company completed the suspension of its Kyiv based operations and the suspension of its programs in Ukraine without significant impact to its plans or to the overall operations of the Company.

During the second quarter 2022, the Company has successfully demonstrated in the laboratory the removal of Magnesium, Calcium and Lithium from complex brine mixtures in a continuous process and continues to improve the diversity of the ions extracted as well as to improve the rates of extraction.

The Company continues to pursue its intellectual property protection strategy with testing and development to support a strong protection profile.

NOTE 2 – GOING CONCERN

The Company has incurred losses since inception (August 13, 2014) resulting in an accumulated deficit of $2,791,348 as of June 30, 2022, and further losses are anticipated in the development of its business. The Company had a net loss of $842,415 and net cash used in operating activities of $313,305 for the period ended June 30, 2022. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and related parties and shareholders and, or, the private placement of common stock. However, there can be no assurances that management’s plans will be successful.

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

NOTE 4 – PREPAID EXPENSE AND OTHER CURRENT ASSETS

Prepaid expense and other current assets amounted to $1,600 as of June 30, 2022 and December 31, 2021. Prepaid expense balances as of June 30, 2022 and 2021 are for a deposit on the rental of laboratory facilities.

NOTE 5 – INTANGIBLE ASSET

The Company’s principal asset is certain indefinite intangible intellectual property, specifically certain patents and patent applications along with the existing and developing knowhow, relating to a novel extraction process proven capable of removing ions from solution using hollow fiber membranes (the “Extraction Technology”). The technology represents, in the opinion of management, an entirely novel approach to the process of extraction of ions that is anticipated to be cheaper, more efficient and less damaging to the environmental. Following an assessment of the Extraction Technology carried out at the end of Q3, 2021, it was determined that the Extraction Technology had an indefinite useful life. The said indefinite, intangible asset will not be amortized; however, the value of the Asset will be examined for impairment periodically in accordance with ASC 350. At June 30, 2022, the Extraction Technology is valued on the balance sheet at $3,150,114.

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of June 30, 2022 and December 31, 2021, accounts payable and accrued liabilities consisted of as follows,

	June 30,	December 31,
	2022	2021
Accounts payable	$557,041	$394,530
Accrued payroll	694,674	360,500
Accrued interest	25,015	22,767
Accrued interest- related party	865	-
	$1,277,595	$777,797

NOTE 7 – CONVERTIBLE NOTES

During the three months ended June 30, 2022, the Company issued three 8% interest convertible notes to related parties as follows: on April 18, 2022, $18,000 to an officer of the Company; and on May 9, 2022, $41,000 to a Director and Officer of the Company and $1,000 to a professional consultant of the Company. All of these newly issued notes were converted to shares of common stock on June 6, 2022.

During the three months ended June 30, 2022, the principal and interest on 6 convertible notes that had come to maturity after one year were converted into shares of common stock of the Company resulting in the issuance of a total of 468,487 shares in compensation for both principal and interest to the six unrelated parties.

As of June 30, 2022 the Company had 10 outstanding convertible notes with a total principal balance of $362,500, $15,000 of which is payable to a related party. Seven of these notes (with a principal amount of $262,500) are convertible at a conversion price of $0.75 per share and three (with a principal amount of $100,000) are convertible at a conversion price of $1.00 per share. The convertible notes are unsecured, bear interest at 8% per annum, and have a one-year maturity. Five of these outstanding 8% $0.75 convertible notes (principal value $137,500) will become due in Q3 of 2022 and the remaining five (principal value $225,000) in November of 2022.

During the six months ended June 30, 2022, the Company recognized interest expense of $30,005.

NOTE 8 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, the Company has partially relied and expects in the future to rely partially on advances from related parties until such time that the Company can support its operations or attain adequate financing through sales of its equity or traditional debt financing.

During the three months ended June 30, 2022, the Company received a total amount of $60,000 in a form of payments from related parties for the acquisition of 1-year 8% interest bearing convertible debentures. The principal and interest of these related party convertible debentures were all converted at $1.00 per share into 60,459 shares of common stock on June 6, 2022.

In addition, certain officers and directors advance funds for the operations of the Company to meet expenses on a regular basis. These advances are due on demand and bear no interest. Directors, officers and employees of the Company as well as any contracted third parties are reimbursed advances and expenses on the basis of duly submitted expense reports in accordance with Company regulations.

NOTE 9 - STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 and 5,000,000 shares of preferred stock with a par value of $0.001. There is no preferred stock issued and outstanding as of June 30, 2022.

During the three months ended June 30, 2022, the Company issued no options under the Company’s 2021 Stock Incentive Plan (the “Plan”).

During the three months ended June 30, 2022, the Company issued 468,487 shares of common stock from the conversion of the principal and interest on 6 convertible notes which were converted at their one-year term by non related parties.

During the three months ended June 30, 2022, the Company issued three 1-year convertible debentures with a combined face value of $60,000 paying 8% interest to three related parties; $59,000 of these notes were issued in compensation for salary owed, and $1,000 to a consultant of the Company. Both the principal and interest of all three convertible debentures was converted on June 6, 2022 resulting in the issuance of 60,459 restricted shares of common stock.

On May 4, 2022, the Company entered into a non-binding agreement, which if taken up by the funding party, would result in the issuance of a total of 1,257,600 shares of common stock with a conversion price of $1.25.

There are 27,914,383 shares of common stock outstanding as of June 30, 2022 compared to 27,385,437 shares of common stock outstanding as at December 31, 2021.

NOTE 10 – SUBSEQUENT EVENTS

The Company received notice of conversion of 3 of its Convertible Notes that had become due at their one-year term. These conversions resulted in the issuance of additional shares of common stock as follows:

(i)	From an unrelated party on July 27, 2022, the entire principal and interest of an 8% interest bearing convertible note with a face value of $25,000 was converted at $0.75 per share resulting in the issuance of 33,334 shares to cover principal and 2,704 shares to cover interest;

(ii)	From an unrelated party on August 6, 2022, the entire principal and interest of an 8% interest bearing convertible note with a face value of $25,000 was converted at $0.75 per share resulting in the issuance of 33,334 shares to cover principal and 2,704 shares to cover interest;

(iii)	From an unrelated party on August 6, 2022, the entire principal and interest of an 8% interest bearing convertible note with a face value of $25,000 was converted at $0.75 per share resulting in the issuance of shares to cover principal and 2,704 shares to cover interest.

The Company received financing of a total of $75,000 from the issue of two debt instruments:

(i)	On August 1, 2022, $50,000 from Aristou Mahjoory a shareholder holding more than 5% of the equity of the Company. The non-convertible note carries 8% per annum interest and is repayable on 31st July 2023; and

(ii)	On August 4, 2022, $25,000 from Kenneth Mollicone a shareholder holding more than 5% of the equity of the Company. The non-convertible note carries an 8% per annum interest and is repayable on August 3, 2022.

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

Overview of the Business

Since April 27, 2021, the Company has completely changed its business model following the acquisition of intellectual property assets related to a novel membrane-based ion extraction process (“Membrane Technology”) The Membrane Technology enables the extraction of ions existing in low concentrations from liquid solutions. The Membrane Technology is now being used in Laboratory pilot testing and it is anticipated will result in the production of the Company’s first commercial prototypes using the novel extraction method. Our Membrane Technology allows for the removal of ions from solution in a continuous process without either preliminary concentration by evaporation, or the use of pressure or additional heating. This renders the process inherently more efficient and significantly preserves water resources and reduces energy costs. During the extraction process, the Membrane Technology targets specific ions for extraction, bringing them off in succession. This process we believe is unique and reduces the need for further operations to concentrate and purify the target materials while providing alternative potentially lucrative revenue sources from the sale of other ions in the solution. The Company expects that the reduced interference with the environment, the lower energy costs and the lack of a need for large evaporation ponds, will make its technology potentially very attractive to companies dealing with the environmental difficulties resulting from current deployed extraction options. We consider the Membrane Technology to be environmentally friendly and sustainable when compared to alternatives.

The Company has targeted the following applications for the deployment of its Membrane Technology: (i) the extraction of lithium from brine solutions or mine leach solutions; (ii) the extraction of fatty acids from vegetable oils and the extraction of glycerols from biodiesel, both being a superior purification and refining process to existing methods; (iii) the extraction of radioactive ions from nuclear waste waters in particular for environmental protection and cleanup; (iv) the extraction of specific metal ions from mine leach solutions and waste effluents; and (v) the removal of ions from seawater providing a more efficient and scalable desalination process. Other extraction possibilities will be targeted in the longer term.

During the first six months of 2022, the Company has focused efforts on the extraction of targeted components from various brine solutions containing lithium. These sample brines contain a variety of different ions that make the extraction of the lithium difficult; certain ions, such as magnesium, should be removed first to enable the process to be deployed commercially. During the 2nd Quarter, the Membrane Technology demonstrated its ability to remove the specific ion components of the brines tested in a manner that can be used to design a continuous process. The continuing path of the development will be to design and build both scaled up laboratory and commercial pilots that will enable the testing of commercial quantities of material to identify the efficiency cost of the deployment of the process as well as eventual test deployment in the field.

During the remainder of 2022, it is expected that the primary focus of management will be the continued development and configuration of the most efficient commercial pilot plant for lithium extraction; the organization and the hiring of targeted expertise; the protection of the Company’s intellectual property assets; and the organization of the Company’s business with the creation of an initial manufacturing facility. Success in the lithium deployment will be followed by the expansion of the process to target the extraction of radioactive ions from nuclear waste waters, the refining of vegetable oils by the removal of fatty acids; and the removal of glycerols for purification of biodiesel.

Impact of Events in Ukraine

The Business of the Company and its fundamental research are conducted in the United States, however, the Company maintained offices in Ukraine and was implementing programs with certain Ukrainian partners to test the Membrane Technology as a means of extracting certain radioactive contaminants such as might be found after a nuclear disaster or as a byproduct of the operations of a nuclear reactor. Plans for testing the use of the Membrane Technology to refine sunflower oil were also projected with raw oil producers in Ukraine. As a result of the current conflict in Ukraine these programs have been suspended and the Company is now focusing on the extraction of lithium from brines in North and South America. It is not certain if or when the Company may be able to recommence its work in Ukraine with the reopening of its offices and the recommencement of work there, however, the Company is committed to the support of Ukraine and its people and it follows that the Company will return to Ukraine as soon as the political situation allows.

Results of Operations

The following table summarizes the results of our operations during the six months ended June 30, 2022 and 2021, respectively:

	Six Months Ended
	June 30,
	2022	2021	Change

Revenues	$-	$-	$-
Operating expenses	812,410	314,655	497,755
Other expense	30,005	35,181	(5,176)
Net profit (loss)	(842,415)	(349,836)	(492,579)
Profit (Loss) per share of common stock	(0.03)	(0.02)	(0.01)

Net loss for the six months ended June 30, 2022 was derived primarily from operating expenses.

On April 27, 2021, during the second quarter of 2021, the Company radically changed its business making a comparison between the first six months of 2021 and the same period in 2022 unedifying. During 2021 and up until April 27, 2021 the business of the Company was the provision of management services and revenues were derived from assisting companies, notably to open accounts and prepare for listing in the United States. Revenues were small and the business model ultimately unsustainable. The first quarter of 2021 the Company recorded a small loss of $16,650, however, more importantly the company showed no promising business prospects.

Since the radical changes in the business occurred towards the beginning of the second quarter, the following table is included to summarize the results of our operations during the three months ended June 30, 2022 and 2021, respectively:

	Three Months Ended
	June 30,
	2022	2021	Change

Revenues	$-	$-	$-
Operating expenses	438,301	298,005	140,296
Other expense	16,224	35,181	(18,957)
Net profit (loss)	(454,525)	(333,186)	(121,339)
Profit (Loss) per share of common stock	(0.02)	(0.04)	0.02

The period of the second quarter covering April 1st until June 30, 2021 was characterized by an initial period before April 27th where the company was preparing itself for a complete change of control and a transformation of its business. The former sole director and officer forgave $150,560 of debt and various reconciliations were made to ensure that the Company could be transferred to the new owners without significant outstanding liabilities. Following the change of control, new funds were invested in the Company to finance operations. A total of $325,000 was received against the issuance of six 1-year convertible notes paying 8% interest. These notes were all converted into equity in the same period 2022.

The funding was used to finance operations and the costs relating to the acquisition of the Membrane Technology, including fees to lawyers and accountants as well as to the transfer agent and to other consultants. Importantly, the Company’s laboratory was opened and intellectual property lawyers were retained to identify, consolidate and protect the Company’s principal asset. Salary payments were increased over the same period of 2021 due to the need to employ the principal scientist responsible for the Company’s new technology as well as other officers and employees.

The acquisition resulted in much higher expenses when compared to the same period of 2021, given the start-up nature of the business following the change of business and control, there were no revenues nor prospect of any revenues until such time as the technology is ready for market.

The nature of the new business managed by the Company in 2022 and in particular its cycle of return and potential upside when compared to that prior to April 27, 2021 is fundamentally different. Consulting services are usually paid at a fixed rate (sometimes on commission) and payment is mostly rapid. The cycle of the business of a startup new technology company is longer and less certain, however, it potentially may offer better long-term gains.

Liquidity and Capital Resources

As of June 30, 2022, we had total assets of $3,224,893 and an accumulated deficit of $2,791,348.

Our operating activities used $313,305 in cash for the six months ended June 30, 2022, while our operations used $187,789 cash in the six months ended June 30, 2021. Attention should be drawn to the fact that this considerable difference is the result of the changes in business that took place on 27th April 2021 and the new focus of the company moving forward. We had no revenues in the six months ended June 30, 2022, or in the prior year same period.

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

Management believes that the Company’s cash on hand will not be sufficient to fund all Company obligations and commitments for the next twelve months. The Company has reached the stage in its development when it requires significant additional finance to be able to bring the first of its extraction processes to a marketable form. Management estimates that the minimum finance necessary to be able to achieve this is $1.5 million. The Company has already signed a non-binding term sheet that will, when implemented, provide the $1.5 million. In addition, the Company has received a firm pledge of an additional $400,000 in the form of a long-term loan with a low interest rate. It is anticipated that this loan will be concluded as soon as the Company is financed. Historically, we have depended on loans from our principal shareholders and their affiliated companies to provide us with working capital as required and this has continued through the 2nd Quarter of 2022. There is no guarantee that such funding will be available when required and there can be no assurance that our stockholders, or any of them, will continue making loans or advances to us in the future.

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

Inflation

The Company has relied on funding from debt (both convertible to equity and non-convertible) as its primary source of funding. In the event of a high inflationary environment, this method of funding may become more expensive and may be less readily available.

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

Item 4 - Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including both the Company’s Chief Executive Officer (who is the Company’s principal executive officer) and the Company’s President and Financial Officer (who is the Company’s principal financial officer) to allow for timely decisions regarding required disclosure. In designing and evaluating the Company’s disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The ineffectiveness of the Company’s disclosure controls and procedures was due to material weaknesses identified in the Company’s internal control over financial reporting, described below.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management, under the supervision of the Company’s principal executive officer and principal financial officer have conducted an assessment, including testing, using the criteria in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013).

Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This second quarter assessment, completed in July 2022, included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and resulted in a conclusion on this evaluation.

The current Board structure does not provide for an independent Board since all Board members are members of senior management, however, below this level the small size of the Company and the commitment, integrity and ethical values of the managers and staff provides a good structure for management even if this is not always fully documented. The management of risk to the intangible assets of the Company, were delegated to professionals and experts in the field of business and intellectual property protection, and management believes that this important risk area, fundamental to the future of the Company, is well handled. In other areas of the business there is work to be done, however, since the business is not so well advanced at the present time management priority is focused on establishing good control activities, reporting lines and communications. Due to the small number of staff and the start-up nature of the business since April 2021, there is a lack of good documentation of procedures, job responsibilities and generally of decisions made. There is much work to do in this area and it is expected that this will benefit from the relocation of certain corporate activities of the Company from Kyiv. There is currently little segregation of duties due to the limited staff however, the small nature of the team means that control is exercised constantly and consistently. The Company is committed to regular and constant monitoring of its business and control environment to improve and ensure good standards operate within the Company.

Based on its 2nd Quarter evaluation, the Company’s management concluded its internal control over financial reporting, while significantly improved, were still not effective as of June 30, 2022.

Changes in Internal Control Over Financial Reporting

The Company continues to improve its financial and reporting controls, During the 2nd Quarter, greater accountability over expenses was implemented for the reporting of the quarter ended June 30, 2022. In addition, a new Corporate Secretary was appointed to manage corporate issues and to free the President for other duties. While we believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any Company have been detected, the Company continues to improve its control environment with a view to establishing an effective control environment and to satisfying the Company auditors of the same.

PART II

OTHER INFORMATION

Item 1 - Legal Proceedings

On 05/16/2022, the Company received formal notice of a wage claim from the Illinois Department of Labor filed by a former consultant (1099) who resigned from the Company with an effective date of March 18, 2022. The consultant is claiming $7,291.66 as a final payment for the period from February 9 to March 15, 2022. The complaint was filed on March 16, 2022 without any notice being given to the Company. On March 18, 2022, the date the resignation was due to take effect, the Company paid the consultant $5,833.33 as the final remuneration covering the days worked during the period. On July 27, 2022, the consultant sent notice to the Company maintaining that the full amount of $7,291.66 was still due. The matter is before the Illinois Department of Labor.

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

Date: August 15, 2022	NEXT-ChemX Corporation

	By:	/s/ Benton Wilcoxon
Benton Wilcoxon
Chief Executive Officer
(Principal Executive Officer)

