Form 10-Q
period 2022-09-30
NEXT-ChemX Corporation.
filed 2022-11-21
CIK 1657045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 18, 2022 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	28,058,535

NEXT-ChemX Corporation

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2022

2

NEXT-CHEMX CORPORATION

INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

NEXT-ChemX Corporation

Condensed Balance Sheets

(Unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash	$94	$10,429
Prepaid expense and other current assets	2,900	1,600
Total Current Assets	2,994	12,029

Property and equipment, net	19,291	21,540
Intangible asset, net	3,150,114	3,150,114
Total Non-current Assets	3,169,405	3,171,654

Total Assets	$3,172,399	$3,183,683

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$1,495,340	$777,797
Convertible notes payable	247,500	672,500
Convertible notes payable - related party	15,000	15,000
Notes Payable	426,007	-
Note payable - related party	-	5,900
Total Current Liabilities	2,183,847	1,471,197

Total Liabilities	2,183,847	1,471,197

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 28,058,535 and 27,385,437 shares issued and outstanding, respectively	28,058	27,385
Additional paid-in capital	4,153,292	3,634,034
Accumulated deficit	(3,192,798)	(1,948,933)
Total Stockholders’ Equity (Deficit)	988,552	1,712,486

Total Liabilities and Stockholders’ Equity (Deficit)	$3,172,399	$3,183,683

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXT-ChemX Corporation

Condensed Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenues	$-	$-	$-	$-

Operating expenses
General and administrative	387,859	440,977	1,200,269	917,457
Total operating expenses	387,859	440,977	1,200,269	917,457

Income (loss) from operations	(387,859)	(440,977)	(1,200,269)	(917,457)

Other income (expense)
Interest expense	(13,591)	(8,473)	(43,596)	(11,257)
Gain on settlement of debt	-	15,955	-	15,955
Net other income (expense)	(13,591)	7,482	(43,596)	4,698

Net income (loss)	$(401,450)	$(433,495)	$(1,243,865)	$(912,759)

Net income (loss) per common share: Basic and diluted	$(0.01)	$(0.02)	$(0.04)	$(0.05)

Weighted average number of common shares outstanding: Basic and diluted	27,998,211	27,385,437	27,661,631	19,555,884

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXT-ChemX Corporation

Condensed Statement of Stockholders’ Equity (Deficit)

(Unaudited)

For the Nine Months Ended September 30, 2022

			Additional
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2021	27,385,437	$27,385	$3,634,034	$(1,948,933)	$1,712,486
Net loss				(387,890)	(387,890)
Balance March 31, 2022	27,385,437	$27,385	$3,634,034	$(2,336,823)	$1,324,596
Stock issued on conversion of 3rd party Loans	468,487	468	350,893		351,361
Stock issued on conversion of related party loans	60,459	60	60,399		60,459
Net loss				(454,525)	(454,525)
Balance June 30, 2022	27,914,383	$27,914	$4,045,325	$(2,791,348)	$1,281,891
Stock issued on conversion of 3rd party loans	144,152	144	107,967		108,111
Stock issued on conversion of related party Loans					-
Net loss				(401,450)	(401,450)
Balance September 30, 2022	28,058,535	$28,058	$4,153,292	$(3,192,798)	$988,552

For the Nine Months Ended September 30, 2021

			Additional
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2020	$8,958,989	$8,959	$1,196	$(164,563)	$(154,408)
Net loss				(16,650)	(16,650)
Balance March 31, 2021	8,958,989	$8,959	$1,196	$(181,213)	$(171,058)
Common stock issued for purchase of intangible asset	23,844,448	23,844	3,476,283		3,500,127
Cancellation of shares	(5,418,000)	(5,418)	5,418		-
Related party debt forgiveness			150,560		150,560
Net loss				(462,614)	(462,614)
Balance June 30, 2021	27,385,437	$27,385	$3,633,457	$(643,827)	$3,017,015
Net loss				(433,495)	(433,495)
Balance September 30, 2021	27,385,437	$27,385	$3,633,457	$(1,077,322)	$2,583,520

The accompanying notes are an integral part of these consolidated financial statements

NEXT-ChemX Corporation

Condensed Statement of Cash Flows

(Unaudited)

	For the nine months ended
	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income(loss)	$(1,243,865)	$(912,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,826	351,320
Gain on settlement of debt	-	(15,955)
Changes in Operating Assets and Liabilities:
Prepaid expenses	(1,300)	(59,458)
Related party advances	-	-
Accounts payable and accrued liabilities	752,474	134,423
Net cash provided by (used in) operating activities	(488,865)	(502,429)

INVESTING ACTIVITIES
Purchase of property and equipment	(1,577)	(24,050)
Net cash provided by (used in) investing activities	(1,577)	(24,050)

FINANCING ACTIVITIES
Proceeds from convertible notes payable	-	462,500
Proceeds from convertible notes payable - related party	60,000	20,500
Net proceeds from notes payable	456,007	-
Repayment of notes payable	(30,000)	-
Repayment of related party loans	(5,900)	-
Net cash provided by (used in) financing activities	480,107	483,000

Net increase (decrease) in cash	(10,335)	(43,479)
Cash, beginning of period	10,429	44,619
Cash, end of period	$94	$1,140)

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-	$-
Interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for purchase of asset	$-	$3,500,127
Common stock issued on conversion of notes payable and accrued interest	$459,472	$-
Common stock issued on conversion of related party notes payable and accrued interest	$60,459	$-
Cancellation of shares	$-	$5,418
Related party debt forgiveness	$-	$150,560

The accompanying notes are an integral part of these consolidated financial statements.

NEXT-ChemX Corporation

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2022

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

In second quarter 2021, following the acquisition of its Novel Membrane-Based Ion Extraction Technology (“Membrane Technology” as further described in Note 5 below), NEXT-ChemX Corporation (“Company”, “we” or “us”), changed its ownership, management and business focus fundamentally. On April 27, 2021, the near totality of the outstanding share capital was acquired by new owners simultaneously with the issuance of new shares to pay for the acquisition of the said Membrane Technology the commercialization of which now constitutes the entire business focus of the Company (“Business”, aligned with SIC Code: 3559, - Chemical Machinery and Equipment). The previous business model of the Company, that of providing consulting services for business development, pursued unsuccessfully since the Company was incorporated under the laws of the State of Nevada on August 13, 2014 was entirely abandoned.

Highlighting these fundamental changes, the Company’s Board of Directors approved a change of name from “AllyMe Group Inc.” to “NEXT-ChemX Corporation” on June 16, 2021. Approval for this was granted by FINRA on July 22, 2021.

The Company began trading under the new trading symbol “CHMX” on July 30, 2021.

The Company has adopted a December 31 fiscal year end.

The Company is in the process of preparing the Membrane Technology for commercialization by enhancing protection of its existing patents and patent applications, the filing of new patents, as well as the expansion of its successful laboratory bench pilot testing into expanded and commercial pilot plant systems that will enable full commercial testing and the feasibility analysis of deployment in specific customer locations. The Membrane Technology has a wide field of application; however, the current strategy of the Company is to focus on the extraction of lithium from natural brines, geothermal wells, or leach solutions.

In addition, certain other sectors are prioritized for early development:

●	Extracting Fatty Acids from Vegetable Oils for More Economical Refining;
●	Extracting of Radioactive Ions from Nuclear Plant Stored Water;
●	Extracting of Metal Ions from Mine Leach Solutions, Effluent, or Tailings; and
●	Desalination of Sea Water, by Extracting Ions for Water Purification.

The Company currently employs the Membrane Technology inventing scientist at its laboratory testing facility working to enhance the process of extraction of various ions to identify the rates of extraction and to increase the efficiency of the process design. Work is ongoing not only to optimize the parameters of the extraction units but also to extend the range of ions that can be removed.

Delays in securing funding following the 2021 Business reorganization and difficulties in raising funds since then have restricted the speed and ability of the Company to complete its system. During the second and third quarters of 2022, the Company has been working to secure the necessary funding by not only seeking direct investment but also be commencing the work of marketing the potential of the new system.

On May 4, 2022, the Company signed a non-binding Investment Term Sheet as modified (the “May Term Sheet”) with a corporation involved in the development of certain specialty materials seeking access to technology that would secure alternative means of suppling resources in an uncertain rare earth supply environment (the “Investing Corporation”). The May Term Sheet provides for the Investing Corporation to fund the Company in two phases linked to certain milestones of achievement with a total of US$1.5 million drawn down over the investing period. While, the Investing Corporation has informed the Company of its continued intention to pursue the opportunity, however the investment remains nonbinding.

On August 15, 2022, the Company entered into a Non-Disclosure Agreement with a mining corporation interested in exploring the use of the Membrane Technology, in particular its performance as a direct lithium extraction (“DLE”) process. Since then, the Company has begun to approach other mining and extraction concerns with a view to demonstrating the DLE capabilities of the Membrane Technology in specific commercial operations.

On September 29, 2022 the Company began to seek investment from shareholders and certain accredited investors to raise between $1.5 and $7.244 million. It is anticipated that these funds would be supplemented with the proceeds from potential business customers interested in securing privileged access to the Membrane technology with a total target of up to $10 million.

During the three months ended September 30, 2022, the Company recorded receipts of a total of $125,000 as 1-year, 8% loans made by third party shareholders to fund operations.

NOTE 2 – GOING CONCERN

The Company has incurred losses since inception (August 13, 2014) resulting in an accumulated deficit of $3,192,798 as of September 30, 2022, and further losses are anticipated in the development of its business. The Company had a net loss of $1,243,865 and net cash used in operating activities of $ 488,865 for the nine months ended September 30, 2022. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital to complete construction of its commercial pilot plant and for working capital purposes. There is no assurance that such financing will be available in the future. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Intangible asset

On October 1, 2021, following an evaluation of the intangible intellectual property assets of the Company that had been further developed and strengthened in the period following the acquisition of the Membrane Technology, the assets were reclassified as an indefinite intangible asset. Since reclassification, no further amortization has been recorded for the assets which remain at the October 1, 2021 value of $3,150,114. The Company carries out regular assessments of the Membrane Technology to identify if its value is impaired in any way, (i) on an annual basis and (ii) in the event that, in the opinion of Management, there exists any reason external or internal why the asset might be impaired.

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

NOTE 4 – PREPAID EXPENSE AND OTHER CURRENT ASSETS

Prepaid expense and other current assets amounted to $2,900 as of September 30, 2022 and $1,600 as of December 31, 2021. Prepaid expense balances as of September 30, 2022 and December 31, 2021 are for a deposit on the rental of laboratory facilities and accounting fees.

NOTE 5 – INTANGIBLE ASSET

The Company’s principal asset is the certain indefinite intangible intellectual property asset, existing as know-how and embodied in certain patents and patent applications along with the developing knowhow relating to a novel extraction process proven capable in laboratory bench pilot systems of removing ions from solution using hollow fiber membranes (the “Extraction Technology”). The technology represents, in the opinion of management, an entirely novel approach to the process of extraction of ions that is anticipated to be cheaper, more efficient and less damaging to the environmental. The process enables the direct extraction of ions in a continual process. When used to extract lithium from solutions it can be classified as a direct lithium extraction (“DLE”) process. Following an assessment of the Extraction Technology carried out at the end of Q3, 2021, it was determined that the Extraction Technology had an indefinite useful life. The said indefinite, intangible asset will not be amortized; however, the value of the Asset will be examined for impairment periodically in accordance with ASC 350. At September 30, 2022, the Extraction Technology is valued on the balance sheet at $3,150,114.

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of September 30, 2022 and December 31, 2021, accounts payable and accrued liabilities consisted of as follows,

	September 30,	December 31,
	2022	2021
Accounts payable and accrued expenses	$627,091	$394,530
Accrued payroll	836,988	360,500
Accrued interest	30,188	22,767
Accrued interest- related party	1,073	-
	$1,495,340	$777,797

NOTE 7 – CONVERTIBLE AND NON CONVERTIBLE NOTES

Convertible Notes

During the three months ended September 30, 2022, the principal and interest on four (4) convertible notes that had come to maturity after one year for a total of $108,111 were converted into shares of common stock of the Company resulting in the issuance of a total of 144,152 shares in compensation for both principal and interest to the four unrelated parties.

On July 29, 2022, one convertible note held by one non related party that had become due was extended for a period of 3 additional months. This note with a face value of $37,500 remains convertible into shares of common stock at 0.75 cents per share and, if converted would result in the issuance of 50,000 shares. The note pays interest at 8%. If the interest had been converted at the original term of one year, this would have resulted in the issuance of 4,056 additional shares. The extension of this note by 3 months will potentially result in an additional dilution of 1,000 shares. If repaid on the new due date of October 28, 2022, the Company will repay $41,292.67, including an addition of $750 resulting from the extension.

As of September 30, 2022 the Company had six outstanding convertible notes with a total principal balance of $262,500, $15,000 of which is payable to a related party. Three of these outstanding notes (with a principal amount of $162,500) are convertible at a conversion price of $0.75 per share and three (with a principal amount of $100,000) are convertible at a conversion price of $1.00 per share. All six convertible notes are unsecured and bear interest at 8% per annum; however, 5 have a one-year maturity, while 1 has a one-year and three-month maturity. All six outstanding convertible notes (principal value $262,500) will become due in Q4 of 2022.

Non-convertible Notes

During the three months ended September 30, 2022, the Company secured financing through the issuance of three non-convertible notes to two existing shareholders each valid for a period of one year and paying 8% interest annually in arrears. The first shareholder loaned $50,000 to the Company on August 1, 2022 repayable on 31 July 2023. The second shareholder loaned the Company $ 25,000 on August 4th, 2022 repayable on August 3, 2023, followed by a second loan of $50,000 on September 2nd 2022 repayable on September 1st, 2023.

On November 1, 2022 the Company repaid one related party two non-convertible notes to a related party officer and director amounting to $2,950 in principal and $140.41 in interest.

As of September 30, 2022, the Company had eleven non-convertible notes outstanding with a total principal balance of $455,000. All of these non-convertible notes are valid one year from the date of issuance and pay 8% annually in arrears.

Interest expense on issued Notes

During the nine months ended September 30, 2022, the Company recognized interest expense from notes issued of $43,596.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the three months prior to September 30, 2022, certain officers and employees agreed that their salaries would be deferred. There were no other specific related party transactions concluded.

In support of the Company’s efforts and cash requirements, attention is drawn to the fact that the Company has partially relied on and expects in the future to rely at least partially on advances from related parties and third party shareholders until such time that the Company can support its operations or attain adequate financing through sales of its equity or traditional debt financing. During the nine months ended September 30, 2022, the company repaid $5,900 of related party advances received from an officer of the Company, and the outstanding balance of the related party loans as of September 30, 2022, was $0.

In particular, certain officers and directors frequently either advance funds for the operations and to meet the regular expenses of the Company or delay taking all or part of their salaries. These advances or accumulated accruals are due on demand and bear no interest. Directors, officers and employees of the Company as well as any contracted third parties are reimbursed advances and expenses on the basis of duly submitted expense reports in accordance with Company regulations; they may also be furnished with advances against specific tasks or travel.

NOTE 9 - STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 and 5,000,000 shares of preferred stock with a par value of $0.001. There is no preferred stock issued and outstanding as of September 30, 2022.

During the three months ended June 30, 2022, the Company issued 468,487 shares of common stock from the conversion of the principal and interest on 6 convertible notes which were converted at their one-year term by non-related parties.

During the three months ended September 30, 2022, the Company issued 144,152 shares of common stock from the conversion of the principal and interest on four convertible notes for a total of $108,111 which were converted at their one-year term by non-related parties.

During the three months ended September 30, 2022, the Company issued no options under the Company’s 2021 Stock Incentive Plan (the “Plan”).

There are 28,058,535 shares of common stock outstanding as of September 30, 2022 compared to 27,385,437 shares of common stock outstanding as at December 31, 2021.

NOTE 10 – SUBSEQUENT EVENTS

On November 10, 2022 an existing shareholder completed payment of a loan to the Company $250,000 for a period of one year at a rate of 10% per annum payable annually in arrears.

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

During the first nine months of 2022, the Company has focused efforts on the extraction of targeted components from various brine solutions containing lithium. These sample brines contain a variety of different ions that make the extraction of the lithium difficult; certain ions, such as magnesium, should be removed first to enable the process to be deployed commercially. During the 2nd Quarter, the Membrane Technology demonstrated its ability to remove the specific ion components of the brines tested in a manner that can be used to design a continuous process. The continuing path of the development will be to design and build both scaled up laboratory and commercial pilots that will enable the testing of commercial quantities of material to identify the efficiency cost of the deployment of the process as well as eventual test deployment in the field.

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

Results of Operations

The following table summarizes the results of our operations during the nine months ended September 30, 2022 and 2021, respectively:

	Nine months Ended
	September 30,
	2022	2021	Change

Revenues	$-	$-	$-
Operating expenses	1,200,269	917,457	282,812
Other expense / income	(43,596)	(4,698)	38,898
Net Profit (loss)	(1,243,865)	(912,759)	331,106
Profit (Loss) per share of common stock	(0.04)	(0.05)	(0.01)

Net loss for the nine months ended September 30, 2022 was derived primarily from operating expenses.

On April 27, 2021, during the second quarter of 2021, the Company radically changed its business making a comparison between the first nine months of 2021 and the same period in 2022 unedifying. During 2021 and up until April 27, 2021 the business of the Company was the provision of management services and revenues were derived from assisting companies, notably to open accounts and prepare for listing in the United States. Revenues were small and the business model ultimately unsustainable. The first quarter of 2021 the Company recorded a small loss of $16,650, however, more importantly the Company showed no promising business prospects.

Since the radical changes in the business occurred towards the beginning of the second quarter, the following table is included to summarize the results of our operations during the three months ended September 30, 2022 and 2021, respectively:

	Three Months Ended
	September 30,
	2022	2021	Change

Revenues	$-	$-	$-
Operating expenses	387,859	440,977	(53,118)
Other expense	(13,591)	(7,482)	6,109
Net profit (loss)	(401,450)	(433,495)	(32,045)
Profit (Loss) per share of common stock	(0.01)	(0.02)	(0.01)

The period of the second quarter covering April 1st until September 30, 2021 was characterized by an initial period before April 27th where the company was preparing itself for a complete change of control and a transformation of its business. The former sole director and officer forgave $150,560 of debt and various reconciliations were made to ensure that the Company could be transferred to the new owners without significant outstanding liabilities. Following the change of control, new funds were invested in the Company to finance operations. A total of $325,000 was received against the issuance of six 1-year convertible notes paying 8% interest. These notes were all converted into equity in the same period 2022.

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

During the first nine months of 2022, the Company has continued to develop the method and potential of its technology as well as completing its move away from the Ukrainian market and a shift to focus on the extraction of lithium rather than generally concentrating on extraction techniques for a range of different options. The Company has made advances in its ability to remove certain series of materials that are commonly found in with lithium in solution and that present fundamental difficulties to the continuous extraction of lithium. These advances have been made in laboratory pilot and are now ready for inclusion in a commercial pilot system that will define the market introduction of the system. The new business and the change in focus of the Company has resulted in a significant increase in the expenses of the Company when compared to the same period of 2021.

Adding to these increased costs, during the third quarter of 2022, the Company began directly exploring market possibilities for its system with lithium producers operating in both South and North America resulting in further increases in costs over the previous period. These initial contacts are ongoing discussions with regards to the possibility of commercial testing of the system once continuous direct lithium extraction is demonstrated in the commercial pilot plant.

The associated costs resulting from the development of the Company’s technology following the change in the business undertaken in late April 2021 necessitated the raising of additional funding that was done through the issue of successive convertible debt financing paying 8% interest annually in arrears. Interest expenses further increased the operating expense when compared with the same period for 2021.

Liquidity and Capital Resources

As of September 30, 2022 and 2021, we had total current assets of $2,994 and $12,029, respectively and an accumulated deficit of $3,192,798.

Our operating activities used $488,865 in cash for the nine months ended September 30, 2022, while our operations used $502,429 cash in the nine months ended September 30, 2021. We had no revenues in the nine months ended September 30, 2022 and 2021. During the nine months ended September 30, 2022, the Company received net cash flows from financing activities of $480,107.

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

In addition, the Company has received a firm pledge of an additional $400,000 in the form of a long-term loan with a low interest rate. It is anticipated that this loan will be concluded as soon as the Company receives binding commitments that will enable it to meet its minimum funding target. Historically, we have depended on loans from our principal shareholders and their affiliated companies to provide us with working capital as required and this has continued through the 3rd Quarter of 2022. There is no guarantee that such funding will be available when required and there can be no assurance that our stockholders, or any of them, will continue making loans or advances to us in the future.

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

Our core business and operating results are not anticipated to be affected in any material way by inflation, however, world economies are moving into increasing uncertainty regarding the pricing of commodities and other raw materials. Due in a large part to increasing political uncertainties, the effects of war and the increasing use of embargo underlined by the deepening crisis in relations opposing the United States and its traditional allies and economic partners with the former communist countries of Russia and China and their allies and partners, we can expect greater uncertainty with potentially raw material price increases that may not be uniform. It is probably that certain goods will increase considerably more than others creating product pricing distortion with some items increasing at a greater rate than others. Some of these distorted increases may be items required for the Company’s extraction systems thus creating an increase that cannot be covered by general inflation and market adjustment, leading to possible decreases in anticipated results or a reduction in competitivity. Higher levels of inflation may also dampen demand in some cases leading to lower than anticipated results. The Company is aware of these possibilities and believes that, due to the nature and market for its system, inflationary pressures of this kind are manageable, that alternative supply sources and greater self-sufficiency can be arranged, however there is no guarantee that any measures taken can offset the effects of possible disruption to markets or that funding will be available to weather these difficulties. It is unclear, therefore, if as instability deepens to what extent the Company will be affected in a material way by excessive inflation of the kind now generally anticipated.

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

Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This third quarter assessment, completed in October 2022, included a review of the documentation of controls, an evaluation of the design effectiveness of controls and testing of the operating effectiveness of controls.

The current Board structure does not provide for an independent Board since all Board members are members of senior management, however, below this level the small size of the Company and the commitment, integrity and ethical values of the managers and staff provides a good structure for management even if this is not always fully documented. The management of risk to the intangible assets of the Company, were delegated to professionals and experts in the field of business and intellectual property protection, and management believes that this important risk area, fundamental to the future of the Company, is well handled. In other areas of the business there is work to be done, however, since the business is not so well advanced at the present time management priority is focused on establishing good control activities, reporting lines and communications. Due to the small number of staff and the start-up nature of the business since April 2021, there is a lack of good documentation of procedures, job responsibilities and generally of decisions made. There is much work to do in this area and it is expected that this will benefit from the relocation of certain corporate activities of the Company from Kyiv to the United States. There is currently little segregation of duties due to the limited staff however, the small nature of the team means that control is exercised constantly and consistently. The Company is committed to regular and constant monitoring of its business and control environment to improve and ensure good standards operate within the Company.

Based on its 3rd Quarter evaluation, the Company’s management concluded its internal control over financial reporting, while again improved, could not be considered as effective as at September 30, 2022.

Changes in Internal Control Over Financial Reporting

The Company continues to improve its financial and reporting controls, During the 3rd Quarter, good control over and accountability for expenses was demonstrated for the reporting of the quarter ended September 30, 2022. A new full time controller commenced work at quarter end. While we believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any Company have been detected, the Company continues to improve its control environment with a view to establishing an effective control environment and to satisfying the Company auditors of the same.

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

Date: November 21, 2022	NEXT-ChemX Corporation

	By:	/s/ Benton Wilcoxon
Benton Wilcoxon
Chief Executive Officer
(Principal Executive Officer)

