Form 10-K
period 2022-12-31
NEXT-ChemX Corporation.
filed 2023-03-30
CIK 1657045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2022

☐ Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from _______________ to _______________

Commission File Number: 000-56379

NEXT-CHEMX CORPORATION

(Exact name of small Business Issuer as specified in its charter)

Nevada	32-0446353
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

901 Mopac Expressway South, Building 1, Suite 300
Austin, Texas	78746
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter (December 31, 2022): $48,385,381

State the number of shares outstanding of the registrant’s $0.001 par value common stock as of the close of business on the latest practicable date (March 29, 2023): 28,846,834

Documents incorporated by reference: None.

FORWARD LOOKING STATEMENTS

Forward-Looking Statements

This Annual Report on Form 10-K (the “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“Reform Act”) regarding future events and the future results and prospects of NEXT-ChemX Corporation (the “Company”). In particular these are to be found in Part I, Item 1 of this Report under the heading “Business” and Part II, Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements set out management’s current expectations, estimates and projections in particular in relation to the Company’s future business and are based on certain assumptions about future events. Any statement contained herein that does not directly relate to any historical or current fact is a foreword-looking statement within the meaning of the Reform Act. Words such as “future,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “predicts,” “will,” “would,” “could,” “can,” “may,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and elsewhere in this Report as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

Unless otherwise stated, all information presented herein is based on the Company’s fiscal calendar, and references to particular years, quarters, months or periods refer to the Company’s fiscal years ended in December and the associated quarters, months and periods of those fiscal years.

PART I

ITEM 1. BUSINESS.

Company History and General Information

NEXT-ChemX Corporation (the “Company”), originally known as WeWin Group Corp before becoming, from December 2018, AllyMe Group, Inc., was originally organized on August 13, 2014 as a Nevada corporation under Chapter 78 of the Nevada Revised Statutes and listed under the trading symbol (“WWIN”).

On April 26, 2021, the Company underwent a change of control in which the previous majority shareholder of the Company, sold 8,618,000 shares of Common Stock of the Company to Arastou Mahjoory and Kenneth Mollicone, each an accredited investor, in equal parts. Immediately upon such acquisition and the APA Issuance, Messrs. Mahjoory and Mollicone agreed to cancel an aggregate of 5,418,000 shares of common stock of the company.

On April 27, 2021, the Company entered into that certain Asset Purchase Agreement (the “Asset Purchase Agreement”) with NEXT-ChemX Corporation (“NEXT-ChemX”), pursuant to the Company acquired certain intellectual property assets of NEXT-ChemX, specifically certain patents and patent applications, in exchange for the issuance of an aggregate of 23,844,448 shares of common stock of the Company (the “APA Issuance”). As a result of the acquisition of assets, the business of the Company was changed to commercialization of a certain novel innovative Ion-Targeting Continuous-Flow Direct Extraction Technology (“iTDE Technology”). Since the iTDE Technology is to be embodied in a definite system that will process and extract target chemicals, the current business is best defined under SIC Code: 3559 - Chemical Machinery and Equipment.

To accommodate the change of ownership and business, the Company’s Board of Directors and management were also changed, and the Company’s plans, organization, focus and long-term strategy were redefined. As a result, the projections, prospects and expectations contained in the Company’s reporting documents issued since April 27, 2021 outline a very different future having been radically reassessed.

The Company’s Board of Directors approved a change of name from “AllyMe Group Inc.” to “NEXT-ChemX Corporation” on June 16, 2021, taking the name of its majority shareholder. Approval for this was granted by FINRA on July 22, 2021. The Company began trading under the new trading symbol “CHMX” on July 30, 2021.

The Company’s principal address is at NEXT-ChemX Corporation, 901 Mopac Expressway South, Building 1, Suite 300, Austin, TX. 78746. The Company also operates from a laboratory in Champaign, Illinois and conducts development work in both India and Europe.

The Company has adopted a December 31 fiscal year end.

The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act which became law in April 2012. The definition of an “emerging growth company” is a company with an initial public offering of common equity securities which occurred after December 8, 2011, and has less than $1 billion of total annual gross revenues during last completed fiscal year.

Overview of the Business

iTDE Technology: a disruptive advance in sustainable material-extraction techniques

The iTDE Technology is the principal asset of the business. It enables the creation of a versatile ion extraction system based on a unique chemistry that operates by passing liquids containing ions (e.g.: brines, leach liquors, oils, contaminated water) through a circuit of very-high surface-area hollow fiber membranes (“iTDE System”). From this flow, targeted ions are attracted across a membrane to accumulate the required, targeted materials in a process called “ion-harvesting”. The iTDE System, which mimics the chemistry of biological processes, operates at standard temperature and pressure. The speed of the flow (and harvest rate) depends on a number of operational factors which include the composition of the liquid.

Nature has evolved very efficient processes to extract ions from solutions and much of higher life biology is based on these principals. By mimicking this, our iTDE System is effective and efficient without using high pressures or high temperatures. This radical new commercial approach to extraction technique harnesses principals as old as nature herself. The iTDE Technology has now proven its ability to extract a large array of different ions from liquid solutions as one would expect from the natural environment, operating at ambient temperatures and pressures and even where targeted ions exist in low concentrations.

Due to its operational methodology, the iTDE System extracts continuously, without the need for batching, separation or evaporation stages, targeting ions directly from the fluid flow. The system also avoids the need for sophisticated filtration techniques, electrolysis or ion-exchange and does not operate using osmotic process. As a result, it uses significantly less energy in comparison to current deployed market alternatives and can easily be adapted to extract a range of valuable materials from the same brines and liquors.

By adjusting system variables, the iTDE System is able to extract ions existing in very low concentrations from liquid solutions without the need to pre-concentrate the solution through evaporation. This is an important feature where the removal of contaminants is important or where other environmental considerations are important. Notably, in respect of water management programs, the system can also be used as a synergistic resource for improving water supply, for example by reducing the salinity of aquifers from which solutions are drawn while simultaneously harvesting commercially interesting ions and salts.

The iTDE System only extracts targeted materials and should not precipitate a contaminated residue or result in a waste that may be difficult to deal with environmentally. The result is that the system generates much less waste than alternatives and is usefully deployed in areas where water resources are precious.

A critical advantage to the iTDE Process is its alignment with sustainable systems. Sustainable processes are those that do not disrupt the natural cycles when they operate to make change and do not deplete finite resources unacceptably to drive their process; we believe that by only removing specific ions from targeted solutions: leaving the remaining solution unchanged, we provide a truly sustainable process, a “surgical” means of concentrating required materials from solutions. This gives the iTDE System an innate advantage in its ability to refine and improve liquids and oils as well as cleaning or decontaminating the environment.

The iTDE System is expected to be introduced as a modular system, completely scalable (essentially by adding more circuits), making it both economical and flexible. Land usage is dedicated only to the system and necessary storage tanks and collection facilities, where once the modules are redeployed there is little if any lasting damage to the environment from system operations.

The Company plans to deliver the iTDE system to market in units based on the geometry of a 40’ sized container, configured as part of a larger system. This gives the total plant a low maintenance downtime and allows the Company a unique ability to service iTDE Systems by “hot swapping” the component parts for operational variation or for maintenance purposes thus maximizing efficiency.

The Company is unaware of any similar process and believes its iTDE System to be unique in its advantages.

The Commercialization Process

In general, the process of commercialization of any physically embodied novel technology from its theoretical proposal to its successful commercialization follows a broadly similar course. This can be described as follows:

●	Initial Phase: the technology must be demonstrated as novel and viable: it actually has to be proven to work. Proving technology usually takes place in a laboratory and demonstrates its functionality and practical application. At the end of this process, the technology can be said to be proven, but it is not yet necessarily commercially viable;
●	Pilot Testing Phase: Once proven, the process of defining limitations, process elucidation and scale up begins, usually with some form of small controlled pilot system. These are developed first to ensure that the system can still operate away from the laboratory bench and more robustly but are also required to define and measure the operational capabilities of the technology. At this stage information is gathered to document process variations and the effects of adjustments and modifications; different materials and operational parameters may be tried and tested;

○	Concurrently with and extending beyond the initial controlled pilot system, the process control systems should be designed and tested to ensure quality control and reliability. In this respect, initial controls are also used as development tools for the system but must be reduced to the minimum interference and cost for the process quality control. At this stage quality measurement points and process control systems are mapped and defined and/or developed. With the iTDE System, it is important to define process kinetics in depth to identify variables in the definition of process controls and modifiers for specific customer supplied liquid materials;
○	Operational data from the initial controlled pilot system is additionally used to create working economic models that define expenses and predict commercial operating and lifetime costs. This forms the basis if product and system definition that can be used to finalize a proposed commercial viability analysis and marketing documentation;
○	At this stage practical testing can be done preferably with potential customer and commercial partner inputs of materials, conditions, and requirements. This opens the first marketing efforts.

●	Operational Pilot Deployment Phase: From the controlled pilot system, the next phase is to move to the construction of a commercial pilot plant. This incorporates and makes use of all the system definitions and improvements resulting from the controlled pilot system to create a robust commercially deployable system that can operate in the field. This is essentially a ‘prototype’ of the final product. The prototype system will usually include many process controls necessary to monitor the operation of the system in full deployment. At this stage, the system is usually deployed with a partner willing to allow the operation of their plant together with the technology developer;

○	Measuring plant operation against real-world considerations is vital to the implementation of operating efficiency and to the reliability of the system. Parameters are adjusted to compensate for deployed operational conditions or to accommodate deployment and operational issues;
○	Commercial data is collected to finalize the commercialization model;
○	Operational manuals are designed and produced and issues of product liability are resolved eventually with input from insurance organizations and environmental groups;
○	Product certifications are sought where applicable; and
○	Marketing materials are finalized.

●	Initial Commercial Deployment Phase: Initial commercial deployment focuses on the construction and scale up of production facilities organized, levelled and documented, suitable to meet commercial demand. The introduction of the products and systems is carefully controlled and priced to enable a controlled ramp up of production, while discouraging copies and patent litigation;

○	Options for specially designed systems and an expansion of the defined field of usage is considered and explored;
○	Financing options to assist with sales is also explored at this stage;

●	Full Commercialization: The final phase is the Full Commercialization Deployment supported by finance and production as well as a clear marketing plan.

These five technology commercialization stages outlined above are broadly generic, but do apply specifically to the Company’s business.

While at present the Company has no revenues and requires regular investments to complete the process of working towards Full Commercial Deployment of the iTDE Technology, the plan for this is as outlined above. The goal is deployment of a viable product that embodies the system and is commercially advantageous. Based on the current information, Management believes that the achievement of this goal is fully possible. In order to understand this more specifically, it is important to assess where in the commercialization process the iTDE Technology is currently to be found, as this addresses in part the business opportunity represented by the iTDE Technology, as well as defining the work remaining along such process and points to the time necessary for its potential introduction to the market.

The Company’s progress towards Market Readiness

It is always difficult to identify exactly where any technology is to be found along the path to its commercialization and how soon it will be ready for commercial deployment. While the Company continues to advance its understanding of the iTDE Technology in the laboratory, the current focus is working on construction of the controlled pilot system. We have proven that the process works in the Laboratory for a variety of critical materials. We have proven the extraction rates, and we have proven the ability of the Membrane Extraction Technology to operate effectively. This puts us well into the second phase.

At present the Company plans to have its controlled pilot system ready for the testing of liquids submitted by certain chosen customers during the second quarter of 2023.

The principal focus of the commercialization effort at present is the extraction of Lithium from brines and geothermal sources as well as liquors from leached mined ores.

In the design of our lithium extraction process, we have developed a system for the extraction of the many valuable naturally occurring additional ions present in lithium-containing solutions. We believe that this approach, isolating a variety of different elements during extraction, will yield potential additional revenues or improve the environment by reducing or eliminating unwanted ions, including contamination. The resulting process should generate better more efficient lithium extraction with the minimal disruption to the environment.

In recent years there has developed considerable concern regarding the environmental effects of deployed methods of lithium extraction, in particular in South America where water resources are lost to evaporation and toxic concentration lakes have a profound impact on the environment, particularly the fauna. By using the iTDE System, we believe that most of the water resources can be either be returned to the aquifers or lakes from which they were drawn so that the long-term disruptive footprint of the process will be minimal, or potentially used in human activities such as farming or social or development needs.

Work continues on the design and engineering of our own specific Hollow Fiber Membranes for use with lithium extraction as well as the manufacture of our small controlled pilot system, expected to be ready in the second quarter of 2023.

Long Term Prospects and Market Potential.

The iTDE Technology has a wide field of potential future applications. In addition to lithium extraction, the system can; extract fatty acids from vegetable oils to create a superior refining process that does not produce certain toxic waste generated by the currently deployed process; extract radioactive ions from nuclear waste waters; extract specific metal ions from mining leach solutions and waste effluents; in recycling; and can remove ions from seawater for desalination, among other things. The potential of these applications has not been fully explored by the Company although some work was commenced before suspension in early 2022 to focus on lithium. The Company has adopted the following prioritization of its product development strategy for the iTDE Technology incorporating the following order of priority (all dates are estimates):

●	Current: Lithium Extraction from Natural Brines, Geothermal Wells & Mine Leach Solutions;

●	Commencing 3rd Quarter 2023: Vegetable oil refining by direct extraction of deleterious Fatty Acids;

●	Early 2024: Direct Extraction of Radioactive Ions from Nuclear waste water.

Vegetable Oil Refining.

During the last 4 months of 2021, initial feasibility testing was carried out on the removal of fatty acids from vegetable oils. This included the removal of various glycerides present in biodiesels which are difficult to remove. The testing showed initial promise. The Company anticipates that its solution will be significantly less environmentally unfriendly and inefficient than current methods and expects the iTDE System to reduce oil production costs. Much of this work was carried out in Ukraine and the program was suspended at the beginning of 2022 due to the invasion of Ukraine by Russian forces.

Removal of Radioactive Contamination:

In 2021 discussions were held in Ukraine to secure materials at a controlled location to test the extraction of radioactive ions stored as liquids from nuclear plants. The plan was disrupted at the beginning of 2022 due to the invasion of Ukraine by Russian forces, however, since the last quarter of 2022, the Company has been exploring the possibility of reopening its cooperation with key Ukrainian Institutes that are still functioning. Management sees it as important to support its associates in these trying times. Every effort will be made to consolidate any development results outside Ukraine to minimize further disruption.

Other long-term Targets:

From 2021, the Company has planned to adapt the iTDE System to carry out sea water desalination. The Company believes that the iTDE Technology is well adapted to enable a fast effective system for desalination that should be less expensive to operate than existing deployed systems and can be tailor-sized to service small communities as well as larger cities.

Human Resources

Essential to the success of the commercialization process is the hiring and retention of a successful management and operations team. The core team remains small but dedicated. However, lack of funding during 2022 has restricted the Company from hiring certain staff necessary as full-time employees to advance its commercialization program as was planned for 2022. Throughout 2022, the existing team has continued to make progress with a number of key consultants supplementing work in critical areas. In particular, during 2022, key team members were hired as consultants in India in order to manage the controlled pilot system design and construction. It is expected that following completion of the initial work, these employees will be brought on full time and relocated to the head offices and laboratories.

The research and development laboratory in Champaign, Illinois currently has a staff of 3 one of whom is part-time. While much of the engineering work for the new controlled pilot system has been outsourced through construction sub-contracts, the laboratory continues to expand work on identifying and documenting the processes for the extraction of an increasing number of materials as well as on patenting issues.

Employees

As of December 31, 2022, the Company had 6 full time employees working in four different countries and a number of critical consultants working part time. This staff level is expected to increase significantly in 2023 as staff currently working on a contractual basis convert to full time employment.

Workplace Practices and Policies – Inclusion and Diversity

The Company is a small corporation with a small budget and a difficult path to the commercialization of a new technology that requires tight control of recourses and a clear focus on the achievement of goals. For this reason, necessarily, the Company favors the hiring of expert personnel to fill the small number of roles that require a particular and definite expertise. In respect of this, the Company is single-minded, however, the Company is an equal opportunity employer and seeks a diverse corporate culture that can only be achieved by a commitment to inclusion and diversity among employees at all levels. In addition, the Company is committed to providing a workplace free of harassment, prejudice or discrimination. The Company will work to ensure representation of its employees at every level, fostering an inclusive culture, supporting equitable pay and access to opportunity for all employees.

The Company remains committed to its vision to build and sustain a more inclusive workforce that is representative of the communities it serves. At the present time, although small, the Company retains employees of 5 different nationalities resident on 3 different continents with a majority outside the US.

Compensation and Benefits

The Company believes that compensation should be competitive and equitable, and should enable employees to share in the Company’s success. The Company recognizes its people are most likely to thrive when they have the resources to meet their needs and the time and support to succeed in their professional and personal lives. At present the Company has accumulated a significant debt towards its senior employees at the Director, Officer and Vice President level for salaries unpaid in an effort to build the business and in the face of the lack of finances.

In an effort to retain its senior staff, particularly given the need to raise financing and the possible dilution of the Company that might result in a change of control, certain key managers with over $50,000 owing by the Company for past wages were accorded the right, in June 2022, in the event of a change in control of the Company, to receive the amount of such unpaid wages multiplied by three and a third (3 1/3) (“CoC Remuneration Supplement”), such amounts owing may also be converted into shares of common stock of the Company at the price of the shares that effected the change of control. The measure is intended to aid the retention of key staff while not over burdening the Company or preventing a change of control. It is important to note that in any case where the employees concerned receive their past remuneration prior to any change of control, the measure would have no effect as it relates only to past due payments (i.e.: not paid within 15 days from month end). The total amount owed by the Company at YE 2022 to employees that might take advantage of this provision is $657,874.74. The Company anticipates the repayment of its senior personnel once the Company has achieved a certain stability.

During the course of the next fiscal year, the Company anticipates granting its employees around the world a wide variety of benefits in compensation for their support. In addition, as benefits the intellectual and technological base of the business of the Company, we anticipate investing in tools and resources that are designed to support employees’ individual growth and development.

Engagement

The Company believes that open and honest communication among team members, managers and leaders helps create an open, collaborative work environment where everyone can contribute, grow and succeed. Team members are encouraged to come to their managers with questions, feedback or concerns, and the Company conducts surveys that gauge employee sentiment in areas like career development, manager performance and inclusivity.

Health and Safety

The Company is committed to protecting its team members everywhere it operates. The Company identifies potential workplace and country risks in order to develop measures to mitigate possible hazards. As a result of the recent conflict in Ukraine, the Company immediately relocated its employees resided there into Europe. The Company supports all employees with general safety and security training as well as offering regular advice.

Operating Offices

The Company rents all of its offices and currently owns no real estate.

During most of 2022, the Company’s administrative office location in Texas was closed due to building structural issues. The Company has continued to operate during this time from its Laboratory facility in Illinois where the iTDE Technology inventing scientist is located as well as from locations in Europe and India. At the laboratory facility, the testing of the iTDE Technology’s ability to extract an increasing number of ions is carried out.

Management expects to relocate its main offices to new premises in Texas during the second quarter of 2023. These are being selected to accommodate not only the central management but also the central marketing premises that will enable customer demonstrations of the iTDE System and a small pilot production that will launch the Initial Commercial Deployment of the system.

Intellectual Property Protection

The Company is pursuing an aggressive intellectual property protection strategy. The Company continues to work with the Navitas Intellectual Property Group LLC of Denver, Colorado for its international intellectual property requirements. This group is headed by Michael D. McIntosh and David F. Dockery, both highly specialized chemical processing and material science patent attorneys. Navitas is working closely with the Company’s research and development team to identify processing, materials and markets to pursue patent protection. In turn, Navitas works with the Company’s management to identify regions of the world to pursue desired protection. In 2021 the Company filed for patent protection for novel aspects of its Lithium recovery developments. Additional patent applications are currently in progress dealing with oil purification, further aspects of Lithium processing and recovery, metals recycling and other developments. Company is also focusing on novel membrane characteristics, production and uses. Details of these applications are confidential until published pursuant to international patent publication requirements.

Initial Target Markets and Planned Distribution Strategies

During 2022, the Company has focused on the market for the extraction of Lithium with particular emphasis on the Bolivian market.

In August of 2022, the Company began discussions with interested parties regarding the potential deployment of the iTDE System in Bolivia to provide direct Lithium extraction.

Any initial deployment of the technology will require the Company to be ready to enter the next phase of its development, the Operational Pilot Deployment Phase. During 2022, negotiations to secure funding to accelerate the possible cooperation were inconclusive and no final agreement was reached on any cooperation. Notwithstanding this, the Company has agreed to test its iTDE System by processing up to six samples of natural brines delivered from various salt-lakes in Bolivia. The first 2 near-surface samples with a grade average of 211 mg/l yielded lithium are expected to be tested on the new controlled pilot system currently under construction.

In November 2022, the Company entered into discussion with a separate company regarding the potential testing of certain quantities of leached liquor derived from mined lithium containing ore. At the end of 2022, this discussion is still in its earliest stage.

The Company plans to deploy its iTDE System units with customers that have the necessary facilities to accommodate such units. The usual manner in which the Company plans to deploy its iTDE Systems is under a tolling arrangement whereby the tolling fee will cover the ongoing costs for maintenance of the extraction process and upside for the Company. During the life of the lithium source, the Company will maintain and monitor the equipment ensuring any recalibrations and additions to the equipment are made to maintain efficiency and extractive power. This is critical as the nature and composition of any particular ore may change over time, even from the same deposit, and this can potentially affect the extraction process requiring adjustments to configuration where necessary.

The Company plans to establish an operations subsidiary (“NCX International”) that can work with partners to construct the processing plant that would incorporate the iTDE system processing capabilities. Initial discussions have centered around the formation of a joint venture between the mining company and NCX International that would work to finance and construct the processing plants required to handle extraction using the iTDE System.

Competition

There are several Direct Lithium Extraction (DLE) technologies under development and being proposed and often associated with lithium brine mining companies. The primary reason for this focus is the increasing environmental concerns present in the traditional evaporation ponds being used today. The other reason is that new potential lithium brine deposits with very low concentration of lithium ions and existing in North America and elsewhere, do not have suitable locations for feasible traditional extraction operations.

Technological landscape.

The primary DLE technological landscape can be summarized as a standalone or combination of the following technologies:

● Resin based technologies: These involve selective absorption of Lithium ions on resins (specially designed for specific ions). Such absorption may occur in either: (i) flow over the resins in columns or (ii) stirred tanks / settling processes. Once Lithium has been exchanged, these are flushed in batches with acids to recover the absorbed Lithium.

● Membrane based technologies: These involve Metal Organic Frameworks (MOFs) or crown ethers, which allow specific transport of ions through them.

● Combination of resin and membrane-based technologies: These involve resin-based absorption of Lithium from brines preceded by membrane-based filtration and concentration from other ions (typically a Reverse Osmosis process) of the Lithium.

● Liquid-liquid extraction technologies using chelating agents to extract Lithium from alkaline solutions.

These technologies have their own set of advantages as well as challenges. Resin based systems suffer from specific “ion selection” as well as being challenged by competitive ions. Membrane based technologies using sophisticated and exotic materials which have the challenge of scalability, whereas Reverse Osmosis based systems have high operating pressures and are energy intensive. Liquid extraction technologies have high chemical footprints and require manufacturing of chelating chemicals at large scale.

Significant Competitors.

Specific companies that have published information or strategic affiliations with lithium brine mining companies are as follows:

●	Lilac Solutions – developed ion exchange resins and has made a pilot plant that is being tested by Lake Resources in Argentina.

●	Sunresin – a Chinese company has developed ion exchange resins that they claim are deployed at a site in China. They infer that it uses other technologies in combination with the resin. Recently, Anson Resources has announced that they intent to use the technology on a site they are developing.

●	Standard Lithium – affiliated with an existing bromine producer from brines in Arkansas, has developed an absorption on sorbents technology which it uses in combination with other technologies.

●	International Battery Metals – appears to be using an ion exchange resin process in combination with reverse osmosis.

●	Koch Technologies/Membranes – appears to be using a reverse osmosis plus sorption process plus ion exchange. They have recently invested in Compass Minerals in Utah which is a traditional producer of magnesium salts from salt lakes.

●	EnergyX Technologies – has developed Metal Organic Framework membranes, tailored to allow selective lithium transport.

●	University of Texas (Austin) – is developing certain Crown Ethers selectively permeable to lithium.

Our iTDE technology is not related to any of the aforementioned technologies. It is radically different. We believe our system is inherently more energy efficient and more environmentally friendly than all other currently known or proposed extraction systems.

Future Production

Due to the novelty of the technology and the need to finalize the exact final commercial product, the Company plans to organize production of its extraction units in 2 principal phases: (i) initial launch production; followed by (ii) commercial production. There are 2 primary reasons for this staged introduction: firstly it is anticipated that initial demand for deployed units will be lower, as it requires early adopters and companies not already fully committed to other extraction methods; and second, it is anticipated that the process of designing an efficient production, properly levelled and incorporating the best efficiency techniques related to the specifics of the new system production, will only be finished following the introduction of any required changes to the initial production facility. The Company anticipates organizing initial production at a 100,000 square foot production facility

Plans are already underway to locate the initial production facility in Texas that would deliver the iTDE units in quantities sufficient for initial commercial deployment. The design for the initial production will likely wait until Operational Pilot Deployment Phase when the system will be trialed in the field.

It is anticipated that the location of the production facility will also house the main administrative offices and marketing Department of the Company.

Company Funding

During the course of 2022, the Company has been operating with insufficient funding and this has affected its progress towards the commercialization of its technology. This lack of operating capital has resulted in the management team deferring the payment of certain management salaries and there being inadequate resources to pursue the opportunity presented by the iTDE Technology at optimal speed.

In support of the Company’s efforts and cash requirements throughout fiscal 2022, the Company relied on advances from shareholders in the form of debt. This reliance may continue until such time that the Company can support its operations or attain adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for this continued support.

During the first 3 calendar quarters of fiscal 2022 the Company raised funds through the issuance of certain non-convertible notes payable to non-related parties in an amount of $ 456,006.86 as set out below.

During the last quarter of fiscal 2022, the Company concluded 3 loan agreements in a total amount of $600,000 as further set out below.

Funding has been utilized primarily to cover the general and administrative expenses of the Company (primarily for salaries and for costs associated with being a US reporting company) and well as to provide working capital.

Finance from Notes Payable – Non-Related Parties

During fiscal 2022 the following loans to the Company supported by 8% interest bearing notes were issued against the following funding receipts:

On April 1, 2022, two shareholders made loans to the Company in an aggregate amount of $150,000 witnessed by three separate notes with face values of $50,575.34, $50,342.47 and $50,089.04. These three notes are all due on March 31, 2023.

On April 14, 2022, a shareholder made a loan to the Company in an amount of $50,000 witnessed by a note with a face value of $50,000. The note is due on April 13, 2023.

On May 23, 2022, a non-related third party made a loan to the Company in an amount of $30,000 witnessed by a note with a face value of $30,000. The note was repaid in full with interest on June 3, 2022.

On June 1, 2022, a shareholder made a loan to the Company in an amount of $50,000 witnessed by a note with a face value of $50,000. The note is due on May 31, 2023.

On June 30, 2022, two shareholders made loans to the Company in an aggregate amount of $50,000 witnessed by two separate notes with face values of $25,000 each. The notes are both due on June 29, 2023.

On August 1, 2022, a shareholder made a loan to the Company in an amount of $50,000 witnessed by a note with a face value of $50,000. The note is due on July 31, 2023.

On August 4, 2022, a shareholder made a loan to the Company in an amount of $25,000 witnessed by a note with a face value of $25,000. The note is due on August 3, 2023.

On September 2, 2022, a shareholder made a loan to the Company in an amount of $50,000 witnessed by a note with a face value of $50,000. The note is due on September 1, 2023.

Finance from Notes Payable – Related Parties

As of December 31, 2022, there were no amounts owing to related parties under notes payable.

Finance from Loan Agreements – Non-Related Parties

On October 11, 2022 the Company received short term bridging loan of $100,000 to cover essential intellectual property protection and operating expenses that was repaid in full on December 14, 2022, the loan paid an interest fee of 10%.

On November 9, 2022, the Company concluded a loan agreement with non-related third-party shareholder of the Company for $250,000. Under the terms of the agreement, principal and interest are repayable in one year from the date of the receipt of funds and interest is charged at 10% per annum payable in arrears with the principal repayment. The full amount of $250,000 was received on November 9, 2022 and is repayable on November 8, 2023.

On December 2, 2022, the Company concluded two loan agreements with non-related third-party shareholders of the Company for $50,000 and $200,000 respectively. Under the terms of both agreements, principal and interest are repayable in one year from the date of the receipt of funds under the respective loan agreements. Interest is charged at 10% per annum payable in arrears with the principal repayment. The full amount of $250,000 was received on December 2, 2022 and is repayable on December 1, 2023.

Other Receivables

As at December 31, 2022, the Company had no receivables.

Certain Risks and Uncertainties Facing the Company

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

Human Capital Resources:

The area of development of the iTDE Technology is novel and highly specialized both its process and in the construction of machinery and equipment necessary to commercialize the technology. There are a limited number of experts that are capable of understanding or working in the field. Many of these experts are not resident in the US and will require visas to commence working with the Company. There is no guarantee that the Company can find adequate numbers of such personnel, attract them to work for the Company, secure their right to work in the US at the Company’s offices or retain them. This may inhibit the growth of the Company or force it to locate principal offices elsewhere. Moving through 2023, additional personnel will be required to complete the commercialization of the iTDE System. Even if such personnel are more readily available, there is no guarantee that the Company will be able to secure sufficient, appropriate, necessary expertise to pursue its goals. While the Company is too young to have seen what impact the COVID-19 pandemic could have had on its business operations, it is increasingly anticipated that there will be other pandemics of a similar nature or with a similar disruptive effect. The advent of one or more of such crisis and the resulting lock-downs or trade and travel restrictions may have a serious effect on the business, more so since the Company is launching its commercialization and the path to profitability must be entirely negotiated, with the creation of production facilities, organization of supply lines and distribution and securing of regular business. In the event of another pandemic or similar disruption, the Company may be worse effected than established businesses.

Environmental:

The iTDE System is considered by Management to be a clean technology that will remove a number of polluting and non-sustainable technologies currently operating in the environment. There may be certain issues with regards to the manner in which the technology is deployed or the disposal and recycling to the final units that is not yet known that may have an adverse impact on the environment and this may conflict with or cause legislative changes that inhibit the manner in which the Company intends to carry out its business or to sell its products. In addition, the units will use certain materials, including thermoplastic materials, which are currently the subject of legislative efforts to reduce, eliminate or require recycled material use; it is unlikely that the company can use recycled materials or substitute certain elements of its technology with alternative materials, without incurring considerable expense and time and this may have an adverse effect on the business.

Cybersecurity:

There is a general increase in cybersecurity incidents and data misuse, exacerbated by the political situation of Russia and the geopolitical strategy and attitude of China as well as an increase in purely criminal behavior and activist disruption. This is augmented by the actions on line of an increasingly disassociated, disillusioned but technologically savvy society that seeks disruption for its own sake. As a Company with new technology, the Company may be a significant target of attack by competitors, foreign governments and other interested and malicious parties. As the knowledge of the potential impact of Company’s iTDE Technology becomes more widely known there is a significant risk of an attempt to gain access to the Company’s confidential information that could potentially result in a loss of markets and control on the commercialization process. Such a loss might potentially cripple the Company’s ability to carry on its business in the way it plans.

Material Sources and Supply Chain Disruptions:

At present the Company is still finalizing the development of its iTDE System and while it is difficult to assess the final supply chain and material resourcing, the inability to source materials or to manufacture components may force the Company to design its system with regard to supply chain issues rather than full optimization. Once supply chains are established wars, embargos, pandemics and natural disasters may have an adverse effect on the ability of the Company to produce in adequate quantities due to disruption.

Regulatory Issues:

The different potential areas of application for the iTDE Technology are diverse. Some fields of application have a more controlling regulatory environment than others. Lithium extraction is becoming more controlled in countries where it is mined due, among other factors, to the enormous disruption of water resources and environmental hazard. Changes to regulations may make the introduction of a new technology more difficult by creating additional barriers. The same applies in the field of the refining of oils for human consumption. The heavy regulatory environment may delay the introduction of the iTDE System. Changes and potential changes in laws, regulations, policies and also political leadership may result in increased difficulties in bringing the iTDE Technology to market.

COVID-19 and other future Pandemic.

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China, and has since spread to a number of other countries. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. Several countries around the world, including the United States, took steps to restrict travel. These actions led to a restriction on the flow of labor and products as well as impeding the travel of personnel. This virus is mutating and the effect of such mutation may cause further outbreaks that may impact our ability to conduct normal business operations, which could adversely the commercialization of the System and affect our projected future results of operations and liquidity. Disruptions to our business operations, or to our vendors’ or customers’ business operations, could include disruptions from the closure of facilities or the ability to travel. If a critical number of our employees or consultants become too ill to work, or we are not able to access sufficient human resources due to enforced office closures, our ability to conduct our business could be materially adversely affected in a rapid manner. Similarly, if our customers experience adverse business consequences due to COVID-19, or any other, pandemic, demand for our services could also be materially adversely affected in a rapid manner. Global health concerns, such as COVID-19, could also result in social, economic, and labor instability in the countries and localities in which we or our vendors and customers operate. Any of these uncertainties could have a material adverse effect on our business, financial condition or results of operations.

Impact of Events in Ukraine

The Business of the Company and its fundamental research are conducted in the United States, however, when Ukraine was invaded by Russia in February 2022, the Company had offices in Ukraine and 3 of its 5 senior executives were resident there. The Company was implementing programs with certain Ukrainian partners to test the iTDE Technology as a means of removing certain radioactive contaminants such as might be found after a nuclear disaster or as a byproduct of the operations of a nuclear reactor. In addition, plans for testing the use of the iTDE Technology to refine sunflower oil were also advanced with oil producers in Ukraine. As a result of the current conflict in Ukraine these programs have been suspended and the Company is now focusing on the extraction of lithium from brines in North and South America. It is not certain if or when the Company may be able to recommence its work in Ukraine. The Company maintains a home office in Kyiv staffed by one individual to maintain its presence and to show support for the Ukrainian people in their difficulty as well as to support its consultant scientists. However due to the war bringing disruption, the now frequent attacks on infrastructure with the resulting loss of power, water and supplies it is unclear if and when the work planned there can recommence. In spite of the difficulties, the Company is committed to the support of all communities where it has a presence, including Ukraine and its people. The Company has pledged to return to Ukraine as soon as the political and economic situation allows.

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

Available Information

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the U.S. Securities and Exchange Commission (the “SEC”). Such reports and other information filed by the Company with the SEC are available on the SEC’s website associated with the Company’s trading symbol ‘CHMX’ and additionally free of charge at www.next-chemx.com/investor-information/corporate-documents/ for reports made since April 26, 2021. The Company periodically provides certain information for investors on its corporate website, www.next-chemx.com. This includes information regarding its technology, press releases and other information. The information contained on the websites referenced in this Form 10-K is not incorporated by reference into this filing. Further, the Company’s references to website URLs are intended to be inactive textual references only.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

As of December 31, 2022, the Company did not own any properties. The Company maintains a one-year renewable lease of a laboratory facility at EnterpriseWorks in Champaign, Illinois.

ITEM 3. LEGAL PROCEEDINGS

On May 16, 2022, the Company received formal notice of a wage claim from the Illinois Department of Labor filed by a former consultant (1099) who had already resigned from the Company with an effective date of March 18, 2022. The consultant is claiming $7,291.66 as a final payment for the period from February 9 to March 15, 2022. The complaint was filed on March 16, 2022 without any notice being given to the Company. On March 18, 2022, the date the resignation was due to take effect, the Company paid the consultant $5,833.33 as the final remuneration covering the days worked during the period. On July 27, 2022, the consultant sent notice to the Company maintaining that the demand for the full amount of $7,291.66 was still due. The matter is before the Illinois Department of Labor.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity

The Company, then known as WeWin Group Corp became subject to Securities Exchange Act Reporting Requirements in April 2016. The symbol “WWIN” was initially assigned for its securities. On December 18, 2018, FINRA approved the change of the Company’s name from WeWin Group Corp to AllyMe Group, Inc. On July 23, 2021 in connection with the refocus of the Company’s business resulting from the acquisition of the iTDE Technology, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Nevada effecting a name change of the Company to NEXT-ChemX Corporation. The name change, along with the Amended Articles became effective on July 28, 2021, following compliance with notification requirements of the FINRA. The trading symbol accorded the Company is CHMX.

There has never been any liquid market for or trading in our stock. Since April 27, 2021, and the changes in ownership of the Company’s shares, the majority of the stock has been restricted for sale and this has inhibited the development of a liquid market for the Company’s stock. As a result of these events and the restrictions placed on the sale of stock, the market has recorded price changes since April 26, 2021 from $4.90 per share up to $70 per share and closing on December 31, 2022 at $11.00; during the same period, however, the Company was raising money by issuing convertible notes with a conversion price of $0.75 increasing in the fourth quarter 2021 to a $1.00 conversion. From late April 2022, approximately 12 percent of the Company’s stock became available for trading, however, few of the shareholders have placed any shares on the market for sale. On October 31, 2022 100 shares were sold at a price of $11. The Company plans to raise funds for its operations during the course of 2023 that will also affect the liquidity and trading in the Company’s stock. There can be no assurance that a highly-liquid market for our securities will ever develop.

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

In principle, options are not transferable and may be exercised solely by the Optionee during his lifetime or after his death by the person or persons entitled thereto under his will or the laws of descent and distribution. The Committee or Board of Directors may allow certain exceptions to this rule defined in the 2021 Plan.

The present Description of the 2021 Plan which records certain important features only is entirely qualified by the terms of the 2021 Plan.

To date no Options have been granted under the 2021 Plan.

Status of Outstanding Common Stock

As of December 31, 2022, we had a total of 28,346,843 shares of our common stock outstanding.

During fiscal year 2022, the Company issued a total of 884,721 shares of Common Stock on the conversion of the principal and interest owing to third party unrelated qualified investors on certain convertible promissory notes:

On May 4, 2022, 144,150 shares;

On May 24, 2022, 72,075 shares;

On June 1, 2022, 72,075 shares;

On June 7, 2022, 108,112 shares;

On June 8, 2022, 72,075 shares;

On July 27, 2022, 36,038 shares;

On August 6, 2022, 108,114 shares;

On November10, 2022, 234,243 shares; and

On November 14, 2022, 37,839 shares.

On June 6, 2022, the Company issued 1,007 shares of Common Stock to a related party and senior employee of the Company on the conversion of the principal and interest due under a convertible promissory note issued in partial remuneration of the employee.

In addition, on June 17, 2022, the Company issued a total of 59,452 shares of Common Stock to certain related parties on the conversion of the principal and interest owing on the conversion of certain convertible notes issued to repay employee expenses and salary.

Finally on November 14, 2022, the Company issued a further 16,217 following the conversion of the principal and interest on a promissory note held by a related party Director of the Company.

Previous registration statements

On February 21, 2019, the Company had filed a Registration Statement on Form S-1 wherein it was seeking to register 2,000,000 shares of Company Common Stock for sale together with 1,875,000 selling shareholder shares; however, this registration statement was withdrawn by the Company on February 19, 2021 without any shares having been issued.

Additionally, on September 10, 2018, the Company filed a Registration Statement on Form S-8 with respect to the shares to be issued pursuant to the Company’s 2018 Employee, Director and Consultant Stock Plan (the “2018 Stock Plan”). As of the date of this report, 40,000 shares were issued under the Company’s 2018 Stock Plan and were registered on Form S-8. This plan is now withdrawn and was replaced entirely with the Stock Plan adopted September 14, 2021.

Holders

We have issued an aggregate of 28,346,843 shares of our common stock held by thirty-one (31) record holders. 851,569 shares of our Common Stock (3.004%) are held in ‘street form’ by unregistered holders.

There are three shareholders with shareholdings of over 5% of issued Common Stock.

Dividends

We have not paid any dividends to date and have no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

During the course of 2022, the Company issued a total of 884,721 shares of Common Stock in settlement of the principal and interest owing to third party unrelated qualified investors on fourteen (14) separate convertible promissory notes issued during fiscal year 2021.

On May 4, 2022, the Company issued 144,150 shares of common stock in conversion of the principal and interest of two convertible promissory notes each with a face value of $50,000 and a conversion price of $0.75.

On May 24, 2022, the Company issued 72,075 shares of common stock in conversion of the principal and interest of a convertible promissory note with a face value of $50,000 and a conversion price of $0.75.

On June 1, 2022, the Company issued 72,075 shares of common stock in conversion of the principal and interest of a convertible promissory note with a face value of $50,000 and a conversion price of $0.75.

On June 7, 2022, the Company issued 108,112 shares of common stock in conversion of the principal and interest of a convertible promissory note with a face value of $75,000 and a conversion price of $0.75.

On June 8, 2022, the Company issued 72,075 shares of common stock in conversion of the principal and interest of a convertible promissory note with a face value of $50,000 and a conversion price of $0.75.

On July 27, 2022, the Company issued 36,038 shares of common stock in conversion of the principal and interest of a convertible promissory note with a face value of $25,000 and a conversion price of $0.75.

On August 6, 2022, the Company issued 72,076 shares of common stock in conversion of the principal and interest of three (3) convertible promissory notes each with a face value of $25,000 and a conversion price of $0.75.

On November 10, 2022, the Company issued 180,187 shares of common stock in conversion of the principal and interest of two (2) convertible promissory notes with face values of $15,000 and $110,000 both having a conversion price of $0.75.

On November 10, 2022, the Company also issued 54,056 shares of common stock in conversion of the principal and interest of a convertible promissory note with a face value of $50,000 and a conversion price of $1.00.

On November 14, 2022, the Company issued 37,839 shares of common stock in conversion of the principal and interest of a convertible promissory note with a face value of $35,000 and a conversion price of $1.00.

In addition, on June 6, 2022, the Company issued a total of 59,452 shares of Common Stock in settlement of the principal and interest owing to two (2) related parties on the conversion of their 2 convertible notes issued to settle repayment of expenses and salary, the face values of these notes was $18,000 and $41,000 and the conversion price was $1.00. On the same date, the Company also issued 1,007 shares of Common Stock to a consultant expert and related parties in settlement of the principal and interest owing on a convertible promissory note with a face value of $1,000 and a conversion price of $1.00.

Purchases of Equity Securities

The Company has never purchased nor does it own any equity securities of any other issuer.

ITEM 6.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

The Company was organized on August 13, 2014 as a Nevada corporation under Chapter 78 of the Nevada Revised Statutes as ‘WeWin Group Corp’. With FINRA approval on December 20, 2018 the Company’s name changed to AllyMe Group, Inc. During this period the Company’s trading symbol remained “WWIN”. On June 16, 2021, the Company’s Board of Directors approved the new name “NEXT-ChemX Corporation”, and approval of this change was granted by FINRA on July 22, 2021. The Company’s new trading symbol “CHMX” was granted on July 30, 2021. The Company’s principal office is located at NEXT-ChemX Corporation, 901 Mopac Expressway South, Building 1, Suite 300, Austin, TX. 78746. The change of address was required since during fiscal 2022 the previous offices were under renovation and the Company’s principal officers were located in Europe. It is anticipated that during the course of 2023 the Company will relocate to new head offices and consolidate its team at that location. The Company’s principal laboratories continue to operate from premises leased in Champaign, Illinois.

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

Overview of the Business

Since April 27, 2021, the goal of the Company is to commercialize its novel proprietary ion targeting membrane extraction technology (“iTDE Technology”) that is the principal asset of the business. The iDTE Technology is based upon unique chemistry: by using the very high surface area of special “Hollow Fiber Membranes” whereby ions may be extracted from liquid solutions. Our Membrane Extraction Technology mimics nature’s biophysical processes enabling the technology to extract ions from a liquid solution at ambient temperatures and pressures even where ions exist in low concentrations.

The primary focus of the Company at present is the extraction of lithium from naturally occurring brines and geothermal sources. The Company has developed a system for extracting naturally occurring ions in the lithium brine solutions such as magnesium and calcium that is a key to an efficient process. Preliminary testing to date has furnished evidence that the iDTE System provides an efficient extraction solution with minimal disruption to the environment. Using the iDTE System, for example, water resources will not be depleted by evaporation on an industrial scale nor is environmentally damaging contamination released into the environment from the process. The desired ions are harvested and the solutions can be returned to the aquifers or further purified as required.

The Membrane Extraction Technology has many areas of application, however during the course of 2022 and for the planned duration of 2023, the Company will concentrate on the extraction of Lithium from natural brines, geothermal wells, and mine leach solutions. Already from late 2021 and throughout fiscal 2022 due to a lack of funding, work was suspended on all other directions to concentrate only on the commercialization of the iDTE Process for lithium extraction. In addition, the Company’s plans to work on Fatty Acids extraction from vegetable oils as well as the extraction of radioactive ions from contaminated water has been delayed due to the geopolitical situation in Ukraine. Since April 27, 2021, the Company has been actively involved with scientific research in Ukraine. This was disrupted in February 2022 due to the Russian invasion. It is not clear when or indeed if work can be effectively resumed.

In mid-June of 2021, the Company opened its development facility in Illinois under the direction of the inventing scientist of our Membrane Extraction Technology. This laboratory facility is equipped with certain equipment necessary to undertake the tasks required, however, due to the lack of certain analytical equipment it is necessary to transfer the samples outside for testing and this slows the process of research. It will be necessary to purchase certain inhouse equipment to run the testing more efficiently and this is planned in the 2023 budget. The 2022 testing has allowed us to determine the preliminary dynamics of extraction that was necessary first to support the preparation of additional intellectual property protection and secondly to enable the design of a controlled pilot system that is needed for the commercial marketing of the system as well as for further experimentation and refinement of the iDTE system.

The Company has two primary immediate goals or principal directions of work:

First, the laboratory in Champaign Illinois continues to carry out work defining the exact process for the extraction of a variety of elements which may be required when deploying the technology in commercial use. The work is anticipated to result in a library of different extraction techniques that will give the Company the ability to manage any situation encountered in the field. Lithium is found in nature mixed with other elements and their compounds either in brines or in ore. For the iTDE Technology to be effective, it is necessary to feed the various mixed components through the iTDE System in solution. This is simpler in the case of brines where the elements are already dissolved or suspended in the brine but must be put into solution in the case of ores containing lithium. In the latter case, the ore must first be crushed and turned into a solution or ‘liquor’ using a process of leaching.

Second, the Company began work in 2022 with a leading membrane specialist to design and construct a controlled pilot system using specially designed membranes and units. As at the end of 2022 the Company was prepared to go out to tender with a number of required packages of work required to complete the construction of the plant. It is currently anticipated that the final plant will be assembled in the United States and deployed to new offices at the beginning of the second quarter 2023.

Once the iDTE System has been sufficiently optimized, the Company plans to design and introduce modularized extraction units based on the geometry of 40’ shipping containers for ease of deployment, servicing and refurbishment of the units (“iDTE Units”). These units will be the basic ‘product’ of the Company and will be designed specifically for the extraction of particular targeted ions. The iDTE Units will be deployed on site with customers and it is anticipated that revenues will be earned either from a tolling fee or as a net extraction royalty (being a fixed % fee calculated on the quantity of useable material extracted against the market price for the extracted material or as a fixed fee per measured quantity).

We plan to supply scalable Extraction Plants based on the geometry of 40’ containers. Each would have an optimal number of modules for each process and may be designed for the particular extraction of a targeted chemical ion. These container systems will be located at the customer extraction sites during the commercial testing phase and for full deployment. Particular units will be monitored and can he “hot swappable” for maintenance or replacement so as to enable continuous production with low-cost isolated process specific monitoring and control.

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

The Company currently lacks a central management office and at present all the members of management are located in different regions. Throughout 2022, meetings were held online and managers were living in 3 different countries with some in Europe and other in the US or Canada. The Company’s premises in Austin, Texas were uninhabitable during much of 2022 due to an infestation of termites and structural issues. In addition, in January 2022, the Company was forced to close its offices in Kyiv, Ukraine where 3 members of senior management were deployed, due to the invasion. While all of the staff were able to escape unharmed, administrative documentation and certain office equipment and supplies were abandoned. All-important intellectual property information was removed in the first week of the war on electronic storage media allowing nothing to fall to invasion. It is not anticipated that the abandonment of the Ukrainian Office will have an impact on the Company’s lithium extraction program, however certain other directions of work already been delayed due to being suspended due to the war. Moreover, certain key scientists have remained in Ukraine and are no longer able to assist the Company with its work in the sectors of radioactive material removal. It is not clear if, at the end of the war, the teams will be able to be reconstituted, however, the Company is seeking work permits for its key scientific personnel and is planning to transition the technology development in these areas outside Ukraine. It is planned that during the course of 2023 the Company will open new head offices in Texas that will centralize the Company’s management and competence, in particular its marketing ability. The facility will also house a small controlled pilot system for demonstrating the iDTE Technology and be the foundation for the initial production of iDTE Units.

Results of Operations

Year Ended December 31, 2022 compared to December 31, 2021

The following table summarizes the results of our operations during the fiscal years ended December 31, 2022 and 2021, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 12-month period to the prior 12-month period:

				Percentage
			Increase	Increase
Line Item	12/31/22	12/31/21	(Decrease)	(Decrease)
Revenues	$-	$-	$-	inf.
Operating expenses	1,673,284	1,766,956	(93,672)	(5)%
Net loss	(1,743,799)	(1,784,370)	40,571)	(2)%
Net loss per share	(0.06)	(0.08)	(0.02)	25%

We recorded a net loss of $1,743,799 for the year ended December 31, 2022, compared to a net loss of $1,784,370 for the fiscal year ended December 31, 2021. While the bottom-line operating expenses of the Company incurred during Fiscal 2022 (and that are driving the net losses) are broadly similar to those of fiscal 2021, in reality there has been an increase in overall monthly operating expense. In 2021, the Company did not begin to incur serious expenses until the after the Reorganization Date (April 27, 2021, well into the second quarter. The increase is explained in part by the addition of new employees and in part by the extension of the Company’s focus towards the engineering requirements of the construction of the controlled pilot system.

Liquidity and Capital Resources

As of December 31, 2022, we had total current assets of $ 50,524, a working capital deficit of $2,436,203 and an accumulated stockholders’ equity of $ 731,868. Cash used in operating activities for the fiscal year ended December 31, 2022 was $ 935,085, compared to $ 703,540 in cash used in operations during the year ended December 31, 2021. Our revenues were $0 in both fiscal year 2022 and 2021. These factors raised substantial doubts about the Company’s ability to continue as a going concern and the Company remains chronically short of cash for operations.

During the course of 2021 the Company was financed mainly by the issuance of one-year 8% interest bearing promissory notes convertible into shares of Common Stock. A total of $747,500 was raised in 2 series of notes with conversion rates of $0.75 increasing in November 2021 to $1.00. These notes all became due during the course of fiscal 2022. Of the twenty notes issued, the principal and interest of nineteen notes were converted into shares of Common Stock resulting in the issuance of 961,397 shares of Common Stock including 76,676 shares to related parties. One note with a face value of $37,500 was repaid in cash together with interest of $3,950.

Commencing fiscal year 2022, the Company began raising finance for operations by issuing a series of non-convertible one-year 8% interest bearing promissory notes to certain shareholders each holding more than 5% of the Company’s shares of issued Common Stock. During fiscal 2022 a total of eleven such notes were issued with a total face value of $455,000. One of these notes in an amount of $30,000 was repaid on June 3, 2022.

On October 11, 2022, the Company concluded a short-term bridging loan in the amount of $100,000. This loan was repaid on December 14, 2022 together with a 10% bridging loan fee on December 15, 2022.

During the fourth quarter 2022, the Company concluded three loan agreements with two shareholders each owning more than 5% of the Company’s issued Common Stock providing an aggregate total of $550,000 towards operating expenses. Each loan agreement pays 10% interest annually in arrears from the date of the receipt of funds and is repayable 1-year from that date.

There were no convertible promissory notes issued by the Company in fiscal year 2022.

Due to the manner in which funding was raised during 2022, the Company will be required to repay the various loans during the course of 2023. The first payments are due on the last day of the first Quarter and amount to $162,047.45. Average monthly payments during the first second and third quarters amounts to approximately $50,000 per month. During the final quarter of 2023, the average monthly payment will be $166,667.

In addition to these repayments, the Company will be required to fund its operations with an increased funding to cover the controlled pilot system construction, installation and operation..

It is anticipated that the monthly operating budget going into 2023 will amount to approximately $152,000 per month for the second quarter, rising to $180,000 during the remaining months of 2023.

Management believes that the Company’s cash on hand will not be sufficient to fund all Company obligations and commitments for the next twelve months. The combination of the manner in which the shareholders have funded the Company during 2022 with the urgent need to finance the commercial pilot system, to open operating facilities and to increase staff will place a significantly increased burden on cash flow during 2023.

Management estimates that the minimum fund necessary to carry the Company through 2023 towards completion of its pilot testing system and initial commercial deployment is $1.9 million after covering the outstanding current liabilities of $1 million composed of loans by shareholders of the Company to cover operating expenses during fiscal year 2022 and an additional $600,000 to cover debts owing to employees and consultants for past remuneration and expenses. While shareholders have indicated their willingness to either extend the deadlines for repayment of their Notes and loans all of which will fall due during fiscal year 2023 or to arrange conversion of the outstanding debt into equity, there is no guarantee that this will be forthcoming. If such debt is not deferred or converted, the Company will be required to raise an additional $1.1 million to cover the debt and interest. Certain senior employees have indicated their willingness to convert all or part of their unpaid salary and expenses to shares of the Company’s common stock, however, there is no guarantee that this will be arranged. In the event that such employees and consultants insist on payment of amounts owing, the Company will be required to pay the $1.2 million owing.

In 2022, the Company signed a non-binding term sheet that would have provided $1.5 million in a drawdown linked to certain milestone investments. While this financing was delayed throughout fiscal 2022, the Company has received a renewed interest in reviving the deal in a different format.

The Company has also received a firm pledge of an additional $400,000 in the form of a long-term loan with a low interest rate, provided, however, any significant investments made into the Company will clear its shareholder debt and ensure the ability of the Company to complete its plan. It is anticipated that this loan will be concluded as soon as the Company reduces its debt and is successfully financed through equity.

Historically, we have depended on loans from our principal shareholders and their affiliated companies to provide us with working capital as required and it is anticipated that existing loans will be extended and new debt financing provided throughout fiscal 2023. There is no guarantee, however, that such funding will be available when required and there can be no assurance that our major shareholders, or any of them, will continue making loans or advances to us in the future.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below are the audited financial statements for the Company for the fiscal years ended December 31, 2022 and 2021 and the reports thereon of BF Borgers, CPA PC.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of NEXT-ChemX Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NEXT-ChemX Corporation as of December 31, 2022 and 2021, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ BF Borgers CPA PC
BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2020
Lakewood, CO
March 30, 2023

NEXT-ChemX Corporation

BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash	$28,355	$10,429
Prepaid expense and other current assets	22,169	1,600
Total Current Assets	50,524	12,029

Property and equipment, net	17,957	21,540
Intangible asset, net	3,150,114	3,150,114
Total Assets	$3,218,595	$3,183,683

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$1,548,740	$777,797
Other payable	11,980	-
Convertible notes payable	-	672,500
Convertible notes payable - related party	-	15,000
Note payable - related party	-	5,900
Note payable	926,007	-
Total Current Liabilities	2,486,727	1,471,197

Total Liabilities	2,486,727	1,471,197

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 28,346,834 and 27,385,437 shares issued and outstanding, respectively	28,347	27,385
Additional paid-in capital	4,396,254	3,634,034
Accumulated deficit	(3,692,732)	(1,948,933)
Total Stockholders’ Equity (Deficit)	731,868	1,712,486
Total Liabilities and Stockholders’ Equity (Deficit)	$3,218,595	$3,183,683

The accompanying notes are an integral part of these consolidated financial statements.

NEXT-ChemX Corporation

STATEMENT OF OPERATIONS

	For The Year Ended December 31,
	2022	2021

Revenues	$-	$-

Operating expenses
General and administrative	1,673,284	1,766,956
Total operating expenses	1,673,284	1,766,956

Income (loss) from operations	(1,673,284)	(1,766,956)

Other income (expense)
Interest expense	(70,515)	(33,369)
Gain on settlement of debt	-	15,955
Net other expense	(70,515)	(17,414)

Loss before provision for income taxes	(1,743,799)	(1,784,370)

Net income (loss)	$(1,743,799)	$(1,784,370)

Net income (loss) per common share: Basic and diluted	$(0.06)	$(0.08)

Weighted average number of common shares outstanding: Basic and diluted	27,802,153	21,529,360

The accompanying notes are an integral part of these audited condensed financial statements.

NEXT-ChemX Corporation

Statement of Stockholders’ Equity (Deficit)

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Common stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2021	8,958,989	$8,959	$1,196	$(164,563)	$(154,408)
Common stock issued for purchase of intangible asset	23,844,448	23,844	3,476,283		3,500,127
Cancellation of shares	(5,418,000)	(5,418)	5,418	-	-
Forgiveness of related party debt			151,137
Net loss				(1,784,370)	(1,784,370)
Balance December 31, 2021	27,385,437	$27,385	$3,634,034	$(1,948,933)	$1,712,486
Stock issued on conversion of 3rd party Loans	884,721	885	685,620		686,505
Stock issued on conversion of related party loans	76,676	77	76,599		76,676
Net loss				(1,743,799)	(1,743,799)
Balance December 31, 2022	28,346,834	$28,347	$4,396,253	$(3,692,732)	$731,868

The accompanying notes are an integral part of these consolidated financial statements.

NEXT-ChemX Corporation

STATEMENT OF CASH FLOWS

	For the years ended
	December 31,
	2022	2021
OPERATING ACTIVITIES
Net income(loss)	$(1,743,799)	$(1,784,370)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,160	352,523
Gain on settlement of debt	-	(15,955)
Changes in Operating Assets and Liabilities:
Accounts payable and accrued liabilities	824,124	743,720
Prepaid expenses	(20,570)	542
Other receivable	-	-
Other payable		-
Net cash provided by (used in) operating activities	(935,085)	(703,540)

INVESTING ACTIVITIES
Purchase of Property and Equipment	(1,577)	(24,050)
Net cash provided by investing activities	(1,577)	(24,050)

FINANCING ACTIVITIES
Proceeds from convertible notes payable, net of original issue discounts	-	672,500
Proceeds from convertible notes payable - related party, net of original issue discounts	60,000	15,000
Proceeds from notes payable net of original issue discounts	1,056,007	-
Proceeds from notes payable – related party, net of original issue discounts	-	5,900
Proceed from Equity Escrow Account	11,980
Repayment of convertible notes payable	(37,500)
Repayment of notes payable	(130,000)
Repayment of related party loans	(5,900)
Net cash (used in) financing activities	954,587	693,400

Net increase (decrease) in cash	17,925	(34,190
Cash, beginning of year	10,429	44,619

Cash, end of year	$28,354	$10,429

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-	$-
Interest	$14,022	$-
Supplemental non-cash investing and financing activities
Common stock issued for purchase of intangible asset	$-	$3,500,127
Cancellation of shares	$-	$5,418
Common Stock issued on Conversion of 3rd party loan	$686,505	$-
Common stock issued on conversion of related party loan	76,677	-
Related Party debt forgiveness	$-	$151,137

The accompanying notes are an integral part of these consolidated financial statements.

NEXT-ChemX Corporation

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

NEXT-ChemX Corporation, formerly known as AllyMe Group Inc. (“Company”, “we” or “us”) was incorporated under the laws of the State of Nevada on August 13, 2014 (“Inception”) and has adopted a December 31 fiscal year end. The Company’s Board of Directors approved the new name on June 16, 2021 and was granted approval by FINRA on July 22, 2021 and was granted a new trading symbol on July 30,2021. The Company acquired a novel ion-Targeting Direct Extraction Technology (“iTDE Technology”) along with its patents and patent applications, as well as the employment of its inventing scientist, and is developing pilot plant systems to demonstrate its performance to potential clients in order to market commercial systems for its applications.

The Company’s principal focus in the commercialization of the iTDE Technology during 2022 was the extraction of lithium from natural brines, geothermal wells and mine leach solutions.

Other potential applications include:

●	Extracting Fatty Acids from Vegetable Oils for More Economical Refining.
●	Extracting of Radioactive Ions from Nuclear Plant Stored Water.
●	Extracting of Metal Ions from Mine Leach Solutions, Effluent, or Tailings.
●	Desalination of Sea Water, by Extracting Ions for Water Purification

Pursuant to a stock purchase agreement, on April 27, 2021, Zilin Wang, the previous majority shareholder of the Company, sold 8,618,000 shares of Common Stock of the Company, to Arastou Mahjoory and Kenneth Mollicone, each an accredited investor, in equal parts. Following transfer of such shares to Messrs. Mahjoory and Mollicone, each agreed to cancel an aggregate of 5,418,000 shares of common stock of the company.

Also on April 27, 2021, the previous sole officer and director of the company, Zicheng Wang, resigned his positions with the Company. Upon such resignation Benton Wilcoxon was appointed as Chief Executive Officer, and Chairman of the Board, and J. Michael Johnson was appointed President, Treasurer and Secretary, and Director of the Company.

Effective April 27, 2021, the Company, then called AllyMe Group, Inc., entered into an asset purchase agreement with NEXT-ChemX Corporation, a private Texas company (“NEXT-ChemX TX”), in which the Company acquired certain intellectual property assets of NEXT-ChemX TX, specifically certain patents and patent applications, in exchange for the issuance of an aggregate of 23,844,448 shares of common stock of the Company.

Messrs. Mahjoory and Mollicone also entered into stock purchase Agreements with selling shareholders to acquire an additional 322,989 shares of common stock from several minority shareholders of the Company.

During the course of fiscal 2022 Kenneth Mollicone transferred to his wife his entire shareholding of 1,761,495 shares of Common Stock.

During the course of fiscal 2022, the Company issued a further 944,173 shares on conversion of certain debt into equity by insiders and third-party accredited investors.

As of December 31, 2022, an aggregate of 28,346,834 shares are outstanding. This reflects both the issuance of shares to NEXT-ChemX TX and the 2022 conversions as well as the acquisitions and cancellations of shares by Messrs. Mahjoory and Mollicone. As at December 31, 2022, one shareholder, NEXT-ChemX TX holds approximately 84.12% of the issued and outstanding shares of Common Stock of the Company, and as such it is able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of our Company. In addition, Ms. Anne Mollicone owns 1,833,570 shares of Common Stock of the Company representing 6.47% and Mr. Arastou Mahjoory continues to hold 1,761,494 shares of Common Stock of the Company representing 6.21% of the issued and outstanding shares of Common Stock in the Company.

On July 23, 2021, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Nevada effecting a name change of the Company from “AllyMe Group, Inc.” to NEXT-ChemX Corporation. These changes became effective on July 28, 2021, following compliance with the notification requirements of the Financial Industry Regulatory Authority.

NOTE 2 – GOING CONCERN

The Company has incurred losses since inception (August 13, 2014) resulting in an accumulated deficit of $ 3,692,732 as of December 31, 2022, and further losses are anticipated in the development of its business. At December 31, 2022, the Company had a working capital deficit of $2,436,203. As of December 31, 2021, the Company had an accumulated deficit of $1,948,933 and a working capital deficit of $ 1,459,168. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future. Moreover, the reliance of the Company on short term (1-year) debt to fund the Company’s business that commenced in the second quarter of 2022 requires the Company to find additional funds to repay 2022’s operating costs, while continuing to seek funding for 2023. The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The ability to continue as a going concern is dependent not only on the Company’s ability to raise financing sufficient to complete its technology commercialization plan, but also its ability to generate profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from related parties, reorganization of part of its debt into equity and with a private placement of common stock. However, there can be no assurances that management’s plans will be successful.

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

Cash

Cash includes cash on hand and on deposit at banking institutions as well as all liquid short-term investments with original maturities of 90 days or less. The Company’s bank account in the United States amounted to $ 28,354 at December 31, 2022 and $10,429 at December 31, 2021 and our bank account is protected by FDIC insurance up to $250,000.

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

The Company has assessed the impact of the guidance by performing the following five steps analysis:

Step 1: Identify the contract

Step 2: Identify the performance obligations

Step 3: Determine the transaction price

Step 4: Allocate the transaction price

Step 5: Recognize revenue

Substantially all of the Company’s revenue will be derived from the commercial exploitation of its iTDE Technology. In principal this technology will allow the company to commercialize a system that is incorporated into a specific product: being a component in an extraction plant. It is anticipated that the need to maintain and service each unit defines the best method of commercialization as a tolling agreement, since there is a finite capacity of the system before servicing is required based on throughput. The Company considers any agreement resulting in the testing or deployment of the system (including the granting of exclusivity rights, conditional deployment, “try and see”, and other signed arrangements to be a contract with a customer. Contracts with customers are considered to be short-term or preliminary when the time between signed agreements and satisfaction of the performance obligations, (including where initial obligations in the short term may lead to replacement agreements of a defined longer duration) is equal to or less than one year. Typically, the Company expects introductory, testing and other “try and see” arrangements will be short term, however most operational agreements will be long term. The Company recognizes revenue when extraction services are provided or market rights are granted to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services or grants of rights. The Company typically satisfies its performance obligations in contracts with customers upon delivery of extracted materials, however, in cases where systems are delivered against payment and property is transferred, revenue will be recognized accordingly. Generally, payment is due from customers immediately at the invoice date. The execution of contracts will require the assessment of specific extraction requirements, the design of a system, construction of the units required to implement the system, delivery and installation, start up and verification, and operation expense before revenues may be derived from extraction under a tolling arrangement. Commercial contracts therefore have significant financing components and several variable components and considerations. Potentially there may be returns of units and maintenance and refurbishment is priced into the tolling arrangement. It is anticipated that the tolling arrangements from which the Company will derive revenues shall contain extraction performance minimums that need to be met as well as extraction rates required. These are typically defined by the type of liquid from which extraction services are required and will necessarily dictate the extent and cost of the system to be deployed. These factors should be calculated and defined prior to completing initial tolling agreements. However, since the Company has yet to complete construction and testing of its initial controlled pilot plant system and the technology is ground-new, there exists no historical experience or precedent, nor any comparable system from which estimates of these critical factors can be derived. All costs and the economics of agreements will require to be evaluated and fixed during negotiations with potential customers with Company’s best judgment of all such factors and calculations at the time the estimate is made.

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

For the years ended December 31, 2022 and 2021, there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in these periods.

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At December 31, 2022 and 2021, there were no uncertain tax positions.

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

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

Level 1:	inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2:	inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3:	inputs are unobservable inputs for the asset or liability. The carrying amounts of financial assets such as cash, prepaid expenses, and other receivable approximate their fair values because of the short maturity of these instruments.

Evaluation of long-lived intangible assets

The Company acquired its principal intellectual property asset in the second quarter of 2021. The value of the asset was initially derived from the underlying arms’ length transaction in which the company owning the technology transferred the technology to the Company in exchange for a specific number of shares of Common Stock of the Company. The value of the shares was itself derived from that the fact that such shares were bought and sold in an arms’ length transaction that occurred simultaneously. The technology composed initially of patents and patent applications as well as certain knowhow was initially amortized by the Company. However, during the course of 2021, it became clear that the value of the asset was much greater than the individual patents and possible patent applications it being a stem technology (giving rise to many and various applications). For this reason, on September 30, 2021 the asset was reclassified as an intangible asset of indefinite life. The value taken was that of its book value at the third quarter end 2021. Intangible assets of indefinite life are not amortized, but instead tested for impairment at least annually or more frequently if events and circumstances indicate that the asset might be impaired.

In our analysis of intangible assets (other than goodwill), we apply the guidance of FASB ASC 350-30-35 in determining whether any impairment conditions exist. During the fourth quarter of 2022 and into the first quarter of 2023, we performed our annual impairment evaluation required under FASB ASC 350-30-35 and concluded that our intangible asset was not impaired. The estimated fair value of the intellectual property asset certainly exceeded its carrying values as of December 31, 2022.

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

NOTE 4 – PREPAID EXPENSE AND OTHER CURRENT ASSETS

Prepaid expense amounted to $22,169 and $1,600 as of December 31, 2022 and 2021, respectively. Prepaid expenses in 2021 consisted of mainly service fees related to the Company’s rental of premises. The increase in prepaid expense relates to amounts held in trust by the Intellectual Property advisors and IP attorneys necessary to ensure timely filings of patents, payment of fees and other intellectual property related expense.

NOTE 5 – INTANGIBLE ASSET

On April 27, 2021, the Company (then known as AllyMe Group, Inc.) entered into that certain Asset Purchase Agreement with NEXT-ChemX TX, in which the Company acquired certain intellectual property assets of NEXT-ChemX TX, specifically certain patents and patent applications (the “iTDE Technology”), in exchange for the issuance of an aggregate of 23,844,448 shares of common stock of the Company, valued at $3,500,127.

The iTDE Technology was initially classified as a finite intangible asset and amortized accordingly, however, following an assessment of the asset completed at the end of the third quarter 2021, it was determined that the asset could be considered to have an indefinite useful life. The value of the asset was not the patent applications, but rather the fact of it being a “stem technology”, one that was the basis for numerous and varied applications across many fields. It was determined that the various applications of the technology would give rise to an unknown number of businesses in different fields warranting its reclassification. For this reason, the asset ceased being amortized on September 30, 2021. During the twelve months ended December 31, 2021, therefore, the Company only recorded amortization of $350,014. As at December 31, 2022, the balance of the net of accumulated amortization remains at $3,150,114.

On December 31, 2022, the Company began an assessment of the intangible asset to ascertain if the value of the asset had been impaired in accordance with ACS 350. The analysis confirmed that as at fiscal year-end 2022, there was no impairment.

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of December 31, 2022 and 2021, accounts payable and accrued liabilities amounted to $1,548,740 and $777,797, respectively. Accounts payable and accrued liabilities mainly are accrued professional fees and accrued payroll. The increase in the accrued liabilities results mainly from certain directors, officers and senior employees accepting a delay in their remuneration during the startup phase of the Company.

NOTE 7 – CONVERTIBLE NOTES

During the 12 months ended December 31, 2022, a total of 18 convertible notes held by accredited investors and officers of the Company with an aggregate value of $710,000 and conversion prices of initially $0.75 and subsequently from mid-November 2022 of $1.00 per share were converted into shares of common stock the Company. One convertible note with a face value of $37,500 was repaid in full.

During the twelve months ended December 31, 2022, the Company recognized interest expense on its convertible notes of $34,365.

NOTE 8 – NON-CONVERTIBLE NOTES AND LOAN AGREEMENTS

During the 9 months ended September 30, 2022, the Company issued a total of 12 interest bearing notes to 2 accredited investor shareholders each holding more than 5% of the shares of Common Stock of the Company and one non shareholder with an aggregate value of $555,000 each valid for one year from the date of issuance and each paying interest at 8% annually in arrears. Two of these notes were short term bridging Notes issued to a person not a shareholder with a face value of $130,000. These 2 bridging notes were repaid together with an aggregate fee in lieu of interest of $20,000. For the 12 months ending December 31, 2022, the Company recognized interest expense on these outstanding notes issues during the first 3 calendar quarters of 2022 of $ 17,394.49, (excluding the interest fees on the short-term bridge notes).

During the last fiscal quarter ended December 31, 2022, the Company concluded a series of three 1-year loan agreements with shareholders holding more than 5% of the shares of Common Stock of the Company to provide essential debt financing of $500,000. The Company undertakes to pay 10% interest annually in arrears on the principal of the loan. As at year end 2022, the Company recognized interest expense on the 3 loan agreements of $5,625.02.

NOTE 9 - DUE TO RELATED PARTIES

In support of the Company’s efforts and cash requirements, it has relied and continues to rely on certain ‘advances’ from related parties consisting of the willingness of certain members of senior management not to take remuneration payments owing to them in accordance with their work contracts and in certain cases not to be reimbursed in a timely fashion for expenses legitimately incurred on behalf of the Company (“related party advances”). These Company liabilities are composed of legitimately incurred contractual remuneration, advances or amounts paid in in satisfaction of the Company’s liabilities to third parties (often as expenses). As at December 31, 2022, six employees and consultant senior managers have made related party advances: 2 direct employees (resident in the US), 3 senior managers (resident in Europe) and one senior manager (resident in India). It is expected that this forbearance by members of the management team will continue until such time as the Company can support its operations or attain adequate financing through sales of its equity or traditional debt financing. However, there is no formal written commitment enforcing or requiring continued support by the concerned related parties who are effectively advancing their legitimate remuneration and private funds to further the Company’s purposes. The willingness of the said related party to allow delayed payment is considered temporary in nature. The arrangement has not been formalized by a promissory note or any written agreement. As such related party advances remain a liability but do not at present incur interest.

As of December 31, 2022 and 2021, the related party advances outstanding were $945,124.74 and $420,395 respectively.

NOTE 10 - INCOME TAXES

United States

The Company is incorporated in United States and is subject to corporate income tax rate of 21%.

Loss before income taxes consists of:

	For the years ended
	December 31,
	2022	2021
Unites States	$(1,743,799)	(1,784,370)
Total	$(1,743,799)	$(1,784,370)

The components of deferred taxes are as follows at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Deferred tax assets, current portion
Amortization of fair value of stock for services	$-	$-
Total deferred tax assets, current portion	-	-
Valuation allowance	-	-
Deferred tax assets, current portion, net	$-	$-
Deferred tax assets, non-current portion
Fixed assets	$-	$-
Net operating losses	775,474	409,276
Total deferred tax assets, non-current portion	775,474	409,276
Valuation allowance	(775,474)	(409,276)
Deferred tax assets, non-current portion, net	$-	$-

The Company is subject to United States of America tax law. As of December 31, 2022, the operations in the United States of America incurred $3,692,732 of cumulative net operating losses that may be available to reduce future years’ taxable income indefinitely. The Company has provided full valuation allowance for the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

NOTE 11 - STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 and 5,000,000 shares of preferred stock with a par value of $0.001. There is no preferred stock issued and outstanding as of December 31, 2022. There are 27,385,437 and 28,346,834 shares of common stock outstanding as of December 31, 2021 and 2022, respectively.

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

During fiscal year 2022, the company issued a total of 961,397 shares of Common Stock on the conversion of certain debt into equity by related parties and third-party accredited investors as they fell due.

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated events occurring subsequent to December 31, 2022 through the date these financial statements were issued, and has determined that the following events qualify as subsequent events.

On March 27, 2023, the Company launched a $2.5 million dollar offering of restricted shares of common stock at $5 per share. On the first day, qualified investors subscribed to a total of $500,000 and the Company closed on this initial amount making the funds available for use by the Company. This initial closing will result in the issuance of 100,000 unregistered, restricted shares of common stock of the Company. The Offering remains open for further investment by qualified investors until the target amount is reached or increased.

On March 27, 2023, the Company entered into a contractual partnership agreement (“Partnership Agreement”) with the UK AIM listed company Clontarf Energy plc (“Clontarf”) that provides for the formation of a 50:50 contractual joint venture intended to be the vehicle the parties to the Partnership Agreement use to negotiate with “Pública Nacional Estratégica Yacimientos de Litio Bolivianos” (the ‘National Strategic Public Company of Bolivian Lithium Deposits’ or “YLB”) the rights to exploit lithium mining and extraction in Bolivia commercially using the Company’s ion-Targeting Direct lithium Extraction (“iTDE”) technology. If successful in the negotiation of such rights, the Partnership Agreement provides for the creation of a corporate joint venture organized in Bolivia (“JVCo”) that would replace the contractual partnership and carry on the business of the exploitation of the said granted rights.

The entry into force of the Partnership is subject to certain conditions precedent: (i) the Company demonstrating to Clontarf that it has cash of more than $500,000 available to cover operations and commitments, (ii) payment by Clontarf to NCX of US$500,000 to secure for the Partners’ cooperation the exclusive rights to use the iTDE technology on the territory of Bolivia to extract lithium from Bolivian brines (“Exclusivity Fee”), and (iii) the issuance by Clontarf to the Company of 192,500,000 Clontarf shares in certificated form immediately and an additional 192,500,000 Clontarf shares in certificated form under an agreement subjecting the said shares to a “locked in period” restricting the trading of the share for a period of 12-months from issuance. Certificates for such locked-in shares shall be held by Clontarf until released. The Company undertakes to use the Exclusivity Fee towards the completion of its pilot plant enabling it to commercially test the iTDE technology. The Company undertakes to provide the Partnership at its expense with the results of the analysis of reasonable quantities of Bolivian brines to enable the evaluation of the extraction kinetics.

The specific terms of the exclusive right to use iTDE Technology in Bolivia will be set out in a license to use the iTDE technology for the duration of this Partnership Agreement and, if JVCo is formed, to JVCo. This license shall be subject to the condition that NCX shall provide the technology only under the iTDE Maintenance Contract that will manage the ongoing configuration and system management of the iTDE Systems deployed as required to operate the iTDE technology. The license shall be non-transferrable, with no right to sub-license. This license shall be at no cost and royalty free. All terms and conditions of this License grant shall be set forth and controlled by the separate License Agreement document to be entered into by the Parties. Nothing in the Partnership Agreement will operate to grant either Clontarf , the contractual partnership, JVCo or any third party any ownership rights to the iTDE technology or any of its improvements which will be and remain the property of the Company. The iTDE Systems deployed in Bolivia will remain the property of the Company and will be managed by the Company directly under a separate agreement (“iTDE Maintenance Contract”). The iTDE Maintenance Contract expenses will be remunerated such as to pay the “at cost” price of the activities carried out and materials supplied as well as reasonable administration fees. It is not intended that NCX derive material profits from the iTDE Maintenance Contract. NCX shall give a general accounting of the expenses and costs but is not required to make full disclosure of the work, chemicals, processes, timing, material sources, or other information pertinent to the iTDE Technology.

As an inducement to enter into the Partnership, the Company will issue to Clontarf a certain number of fully paid restricted shares of common stock of the Company representing the US dollar value of $500,000 at the issuance price fixed at the next completed equity raising that is closed and reported to the SEC such shares to be issued at the earlier of the closing of the next equity raising carried out by NCX or 12 months from the date of this Agreement

In the event that the Company shall conclude a transaction with 2 specific named entities within two years from the date of the Agreement, Clontarf will be entitled to a 15% contributing interest in the Company’s component of the agreed structure resulting from the agreement with the two specific companies. The entitlement of Clontarf to any fees shall be limited to any participation by the Company in the ownership of the equity of any joint ventures or other forms of corporate cooperation between the Company and those two entities. Such entitlement shall exclude any participation in the maintenance or management arrangements for the iTDE technology or any similar tolling or servicing arrangement. The Company undertakes to negotiate with the two agreed entities in good faith to maximize the benefit of participation in the ventures with the named companies but not to the detriment of the terms of any operation agreement or any similar tolling, servicing or maintenance arrangement.

As an inducement to enter into the Partnership, Clontarf will issue to the Company the following Clontarf fully paid ordinary shares under the following conditions:

(i)	if, in the opinion of Clontarf, acting reasonable, the processing of brines from Bolivia through the Company’s pilot plant system is successful (i.e. with reasonably adequate purities, recoveries and costs) and leads to the commencement of Phase Two, then Clontarf will issue 250,000,000 shares in certificated form (half of which will not be freely tradeable and remain locked under a specific documented lock in agreement and held by Clontarf for 12 months from the date of issue); and

(ii)	upon the entry into a construction and processing contract or other arrangement between JVCo and YLB in respect of the processing of Bolivian brines utilizing the Company’s processing technology, 250,000,000 Shares in certificate form (half of which will be locked in for 12 months from the date of issue as shall be documented in a specific lock in agreement and the certificates for such locked in shares shall be held by Clontarf for the said locked in period

Apart from certain decisions reserved for certain parties of the Partnership Agreement, defined below, decisions will be taken unanimously by the parties to the Partnership Agreement, however, the Partnership Agreement provides for a delegation to managers appointed by and representing each party’s interests. Managers must decide unanimously all decisions, however, only the parties to the agreement may make decisions relating to:

(a)	Issue additional Partnership interests relating to funding the Bolivian pilot plant;
(b)	Sell or otherwise dispose of all or substantially all of the Partnership property or any Partnership property, other than in the ordinary course of business;
(c)	Hypothecate any Partnership property to the extent that the secured indebtedness from such hypothecation would exceed $10,000;
(d)	Incur or refinance any indebtedness for money borrowed by the Partnership, whether secured or unsecured and including any indebtedness for money borrowed from a Partner if, after such financing, the aggregate indebtedness of the Partnership would exceed $100,000;
(e)	Incur any liability or make any single expenditure or series of related expenditures in an amount exceeding $50,000;
(f)	Construct any capital improvements, repairs, alterations or changes involving an amount in excess of $50,000;
(g)	Lend money to or guaranty or become surety for the obligations of any Person;
(h)	Compromise or settle any claim against or inuring to the benefit of the Partnership involving an amount in controversy in excess of $50,000;
(i)	Cause the Partnership to commence a voluntary case as debtor under the United States Bankruptcy Code;
(j)	Take any action which, pursuant to this Agreement, specifically requires the consent or approval of Partners; or
(k)	Enter into any agreement, arrangement or understanding, written or oral, to do any of the above.

The parties to the Partnership Agreement will decide by a unanimous vote at a meeting fixed by giving reasonable notice on any matters that come before the meeting. Meetings may be held in person or electronically. All decisions affecting the Partnership can be made at such meetings, provided however: (a) the Company shall have the right to decide on any issues that relate to the iTDE Technology and its process systems including: their use, implementation and demonstration; the manner of their deployment and any operational issues relating thereto, provided however, this shall be done in the interest of furthering the Partnership’s purpose within the constraints of the extraction system; and the Company shall also decide on all matters relating to the pursuit, maintenance, defense and enforcement of the iTDE Technology; and (b) Clontarf shall have the right to make any decisions regarding the negotiations with YLB, third parties dealing with YLB and the terms of the arrangement with YLB, provided however, any benefits derived from the Exploitation Agreements will vest in the Partnership or JVCo with the Partners treated equally.

No party to the Partnership Agreement shall be liable to contribute capital to the Partnership and all monies expended by the parties to the Partnership Agreement prior to successful demonstrations of the iTDE technology to YLB officials leading to an understanding regarding the deployment of a pilot plant in Bolivia will be borne by each party, excepting the cost of YLB officials visiting for the demonstration. Agreed expenses thereafter shall be covered by agreed capital contributions or considered a debt to be reimbursed by the Partnership, paying reasonable agreed interest; unless and until the Partnership shall require to deploy the pilot plant in Bolivia. When financing the cost of a Bolivian pilot plant (based on the budget provided by the Company), any amounts required exceeding $100,000, should be made by funding to the capital of the Partnership and may operate to change the ownership if the Partnership in the following manner:

Each Partner will have equal opportunity cover the required financing by making agreed contributions to the capital of the Partnership in proportion to that Partner’s share of the Partnership, however, in the event that a Partner is unwilling or unable to meet such additional required contribution within a reasonable period, then the remaining Partner may contribute that proportion remaining unfunded.

In this event, the additional capital contribution of such Partner will be made against an increase in the ownership percentage in the Partnership by the contributing Partner proportionally, provided however, such increase will not decrease the other Partner’s interest to below 25% of either the Partnership or JVCo.

The Partnership Agreement will terminate with the unanimous consent of all Partners, or on the occurrence of one of the following events: (i) following the formation of JVCo; or (ii) in the event that the JVCo is not formed, within three (3) years from the entry into force of the Partnership Agreement; or (iii) in the event of the involuntary withdrawal of a Partner.

The involuntary withdrawal of a partner in the Partnership will result from (without limitation): the liquidation or insolvency of a Partner; Partner incompetence; breach of fiduciary duties by a Partner; criminal conviction of a Partner; expulsion of a Partner; operation of law against a Partner; or any act or omission of a Partner that can reasonably be expected to bring the business or societal reputation of the Partnership into disrepute.

The Partnership Agreement is subject to Texas law with the forum for arbitration of disputes in Austin, Texas.

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

As of December 31, 2022 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our management in connection with the review of our financial statements for the year ended December 31, 2022.

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

Changes in Internal Control over Financial Reporting.

During the last quarter of the Company’s fiscal year ended December 31, 2022, there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

[Not applicable]

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following individuals currently serve as our executive officers and directors:

Name	Age	Positions
Benton H Wilcoxon	73	Chief Executive Officer and Director
John Michael Johnson	57	President, Director and Chief Financial Officer
Dominic J. Majendie	60	Vice President, Business Development and Secretary

Benton H Wilcoxon

Mr. Benton Wilcoxon has served as a Director and Chief Executive Officer of NEXT-ChemX Corporation since April 2021. Mr. Wilcoxon is an accomplished American entrepreneur with a world-class talent for integrating new material technologies into revolutionary products. He has founded upwards of 10 companies to commercialize new products, most notably Ashurst Technology Ltd (Ashurst) and Composite Technology Corporation (CTC). As the head of Ashurst, he identified and was the first to develop and commercialize aluminum scandium alloys for aerospace, marine and sports equipment applications. Developed and operated scandium extraction from solutions of ore bodies and processed tailings. Mr. Wilcoxon founded CTC to develop and commercialize the world’s most efficient conductor for high voltage transmission lines. Over 60,000 kilometers of this game changing transmission technology has been deployed on 900 projects across 50 countries and reduces CO2 emissions by over 3.5 million metric tons every year. End users include some of the largest utilities in the world including American Electric Power in the USA, National Grid in the UK and State Grid in China. He also headed DeWind, which commercialized the first synchronous large megawatt wind turbines, now owned by Daewoo.

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

Dominic J. Majendie

Mr. Majendie has served as Vice President, Business Development since October 1, 2021. Educated in England and at Geneva University obtaining a Masters equivalent in Law. Dominic Majendie has held a variety of senior managerial positions including as an officer and director of US publicly traded companies over a period of 40 years. He has worked extensively in the commercialization of new technologies in materials science, energy storage and overhead power cables developing marketing strategies and organizing the introduction of new products in international markets. Notably he has worked in senior positions with Mr. Wilcoxon in both Ashurst Technology Corporation and Composite Technology Corporation. Mr. Majendie has organized businesses in Telecommunications, V-Sat and social media systems, as well as more recently managing the manufacturing operations of a thermoplastic injection molding and extrusion facility in the Middle East. He has managed complex projects and consulted in the UK on business reorganizations as well as for the Qatari Governmental think tank examining questions of sustainability and food security. He has worked extensively in North America, Europe, Ukraine, and the Middle East.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company’s officers and directors, and greater than 10% stockholders (“Insiders”), to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission (“SEC”). Copies of the reports are required by SEC regulation to be furnished to the Company. When, on December 23, 2021, the Company filed Form 8-A with the SEC, it became a mandatory filer and all Insiders were required to abide by the rules relating to reporting of beneficial ownership. These declarations were filed late. The initial declaration of ownership by Insiders must be reported to the SEC on its Form 3 declaration within 10 days of the person becomes an Insider. Changes in beneficial ownership by Insiders must be reported within 2 days of change using a Form 4 ‘Statement of changes in beneficial ownership of securities’. In certain cases, a Form 5 report may or must be filed within 45 days of the Company’s fiscal year end.

During management’s review of the reporting of Insiders during the fiscal year ended December 31, 2022, a number of issues were found in particular with managers not reporting in a timely fashion. Measures have been taken to explain the rules and to insist on timely and accurate filing by all those so required.

On January 5, 2022, 3 Insiders: (1) NEXT-ChemX Corporation (a Texas controlling shareholder owning more than 10% of the Company’s Common Stock), together with (2) Mr. Benton Wilcoxon, and (3) Mr. John Michael Johnson, both Directors and Officers of the Company, each filed a Form 3 declaring any ownership of beneficial interests in the Company. Each of these effectively acquired status as Insiders on April 27, 2021. The January 5, 2022 filing reported their interests 14 days after the Company became a mandatory filer.

John Michael Johnson subsequently filed 2 further reports changes to his beneficial ownership during fiscal year 2022. The first of these Form 4 declarations was filed on July 22, 2022, as a result of an internal review of compliance carried out by the Company at the end of the second quarter 2022. Mr. Johnson was asked to correct the record. Mr. Johnson filed a Report of changes in beneficial ownership on November 21, 2022, however, again, this filing was late since it was filed within 10 days of the reported event rather than the required 2 days.

Mr. Dominic Majendie became an insider with his appointment as Corporate Secretary on June 9, 2022, he filed his initial statement of beneficial ownership on Form 3 on July 5, 2022 and a statement of changes in beneficial ownership on the same day that related to transactions that had occurred on June 17, 2022. Mr. Majendie cited as the reason for the delay the difficulty in obtaining Edgar codes in particular where a US notary was required. Mr. Majendie is resident outside the United States. Mr. Majendie also reported the gift of shares to family members 20 days after the actual donation with the report filed on Form 4 on July 21, 2022.

Following an internal review of beneficial ownership filings carried out at the end of the second quarter 2022, Dr. Nikolai Kocherginsky, a senior employee of the Company and inventor of the iTDE Technology, filed a Form 3 reporting beneficial ownership of more than 10% of the Company’s shares of Common Stock through a third party Corporation on July of 2022.

Code of Ethics

Our board of directors has adopted a code of ethics that our officers, directors and any person who may perform similar functions are subject to. Currently Mr. Wilcoxon and Mr. Johnson are our directors, supported by one officer, Mr. Majendie, therefore, they are the only persons subject to the Code of Ethics. If we retain additional directors and officers in the future, including those appointed to act as our principal financial officer, principal accounting officer, controller or persons serving similar functions, they would become subject to the Code of Ethics. The Code of Ethics does not indicate the consequences of a breach of the code. If there is a breach, the board of directors would review the facts and circumstances surrounding the breach and take action that it deems appropriate, which action may include dismissal of the employee who breached the code. Currently, since Mr. Wilcoxon, Mr. Johnson and Mr. Majendie serve as our directors and key officers, they are responsible for reviewing their own conduct under the Code of Ethics and determining what action to take in the event of his own breach of the Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION.

At present the Company has not adopted a consistent plan for the remuneration of its executives. The Company has insufficient funds to provide for a regular compensation scheme. During the year 2023, the Company plans to appoint one or more directors to the Board that qualify as “independent” in accordance with rule 4200(a)(15) of the NASDAQ Marketplace Rules. This will enable the Company to develop an independently reviewed and appropriate executive compensation plan during the course of the year.

As at December 31, 2022, all senior executives of the Company have signed employment agreements governing their duties and remuneration. These provide for the annual base compensation to be reviewed annually as well as eligibility to receive an annual bonus at the discretion of the Board of Directors.

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

Certain key executives owed more than $50,000 in salary remuneration, having contributed significantly to the success of the Company by foregoing immediate payment of all or part of such remuneration, have been granted the right to receive the full amount of any back salary remuneration multiplied by 3 1/3 in the event that there is a change of control of the Company, in particular where any individual or group of investors acquires over 50% of the Company’s voting stock. However, in the event that executives with this right shall have received the full amount of their past due salary prior to the change of control, no additional remuneration shall be due in this respect. Executives benefiting from this provision may convert any multiplied back salary into shares at the same price at which the change of control was affected.

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

		Percentage
Name and Address	Number of shares	Owned (1)(2)
NEXT-ChemX Corporation, (Texas)
1111 W 12th Street #113, Austin TX 78703	23,844,448	84.117%
Ann Mollicone 1500 Vine Street, Somerset MA 02726	1,833,570	6.468%
Aristou Mahjoory 130 Randall Avenue, Somerset MA 02726	1,761,494	6.214%

(1)	This table is based upon 28,342,834 shares issued and outstanding as of December 31, 2022.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Certain Relationships

One Director and officer of the Company also sits on the Board of Directors and as an officer of the controlling Shareholder NEXT-ChemX TX and exercises control over the voting of the majority, 84.117% of the shares eligible to vote at the meeting of the Shareholders’ of the Company.

Related Party Transactions

In support of the Company’s efforts and cash requirements, the Company has also relied on advances from related parties and this is expected to continue until such time as the Company can support its operations or attain adequate financing through sales of its equity or debt financing.

Prior to April 27, 2021, $59,895 was due to Zilin Wang, the sole officer and director of the Company. This amount derived from advances of operating expenses made by Mr. Wang and were unsecured, non-interest bearing, and due on demand. This full amount of $59,895 was discharged on April 27, 2021 with the resignation of Mr. Wang from the Board of Directors of the Company concurrently with and as part of the sale of his ownership interest in the Company.

Since fiscal 2021, Michael Johnson, a director and officer of the Company, has provided certain operating funds to the Company as follows:

A promissory note dated April 28, 2021 in the amount of $15,000 paying 5% interest that came due November 1, 2021. At the time of maturity, the interest due was waived and amount of $15,000 was put into a new convertible note dated November 12, 2021 paying 8% interest and with a 1-year maturity, convertible into shares at a conversion rate of $1.00 per share. The full amount owing was converted into shares of Common Stock of the Company on December 10,2022.

Two promissory notes dated (i) September 17, 2021 in the amount of $2,500 paying 5% interest and (ii) October 18, 2021 in the amount of $3,400 paying 5% interest were repaid in full on November 1, 2022 and October 18, 2022 respectively.

As at December 31, 2022, directors, officers and employees, including full time consultants, were owed a total of $1,179,314.05 for salaries, remuneration and expenses. Of this $707,874.75 is owed to four senior officers and employees (including consultants) benefiting from the change in control provision that would see their salaries multiplied by 3 1/3 time if the outstanding were not paid prior to the change of control.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by our auditors, BF Borgers, CPA PC for the years ended December 31, 2022 and 2021 were $44,000 and $23,500, respectively, for professional services rendered in connection with the audits of our annual financial statements and the reviews of our quarterly financial statements.

AUDIT-RELATED FEES

During the last two fiscal years, no fees were billed or incurred for assurance or related services by either of our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

There were no tax preparation fees billed for the fiscal years ended December 31, 2022 or 2021.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS

The following documents are filed as part of this 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

●	Report of BF Borgers, CPA PC, Independent Registered Certified Public Accounting Firm for the fiscal year ended December 31, 2022 and 2021

●	NEXT-ChemX Corporation Statements of Operations and Comprehensive Loss for the years ended December 31, 2022 and 2021

●	NEXT-ChemX Corporation Stockholders’ Deficit for the period from December 31, 2022 to December 31, 2021

●	NEXT-ChemX Corporation Statements of Cash Flows for the years ended December 31, 2022 and 2021

●	NEXT-ChemX Corporation Notes to Consolidated Financial Statements

2. FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3. EXHIBITS

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit No.	Identification of Exhibit
10.1	Executive Employment Agreement between Benton Wilcoxon and NEXT-ChemX Corporation dated June 6, 2022

10.2	Executive Employment Agreement between J. Michael Johnson and NEXT-ChemX Corporation dated June 6, 2022

10.3	Executive Employment Agreement between Dominic Majendie and NEXT-ChemX Corporation dated June 6, 2022

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Inline XBRL Document Set for the financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXT-ChemX Corporation
(Registrant)

By	/s/ Benton H Wilcoxon
Benton H Wilcoxon
Chief Executive Officer

Date	March 30, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By	/s/ John Michael Johnson
John Michael Johnson
President, Chief Financial Officer

Date	March 30, 2023

