Form 10-K/A
period 2022-12-31
NEXT-ChemX Corporation.
filed 2023-04-21
CIK 1657045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amended

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter (December 31, 2022): $48,385,381

State the number of shares outstanding of the registrant’s $0.001 par value common stock as of the close of business on the latest practicable date (March 29, 2023): 28,446,834

Documents incorporated by reference: None.

EXPLANATORY NOTE

On March 30, 2023, NEXT-ChemX Corporation (the “Company”) filed its Annual Report on Form 10-K (the “Original Form 10-K”). The purpose of this Amendment No. 1 to the Original Form 10-K is two-fold:

First to correct an inadvertent typographical error that recorded incorrectly the number of shares of the Company’s $0.001 par value common stock outstanding as at the close of business on March 29, 2023: the correct number of shares outstanding on March 29, 2023 was 28,446,834.

The number of shares of the Company’s $0.001 par value common stock outstanding at fiscal year-end, December 31, 2022, was 28,346,834.

The number of shares of the Company’s $0.001 par value common stock outstanding as at the date of filing of the present Amendment No. 1 remains: 28,446,834.

The second purpose of this Amendment No. 1 is to correct the list of unregistered securities issuances found in ITEM 5 of the Original 10-K by correcting two principal omissions and various typographical and minor dating errors. The first omission was that of the issuance of 36,038 shares of common stock released on August 26, 2022 to the holder of a promissory note on conversion of its principal and interest. In the Original Form 10-K, the number of Notes converted and the total of shares issued to non-related parties was correctly reported, however, in the detail the actual issuance was omitted. The second omission occurred at the end of the same section when recording the issuance of unregistered securities to related parties. This omission was for the issuance of 16,217 shares of common stock to a Director of the Company on conversion of a convertible note.

For convenience and clarity, the present amendment contains the complete text of the Original 10-K with the issuances of unregistered securities amended and the typographical and dating errors corrected.

No other items of the Original Form 10-K are being amended and this Amendment does not reflect any events occurring after the filing of the Original Form 10-K except as required to correct the first page of the Original 10-K relating to the Company’s shares outstanding at the then time of filing.

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

Status of Outstanding Common Stock

As of December 31, 2022, we had a total of 28,346,834 shares of our common stock outstanding.

During fiscal year 2022, the Company issued a total of 884,721 shares of common stock on the conversion of the principal and interest owing to third party unrelated qualified investors on certain convertible promissory notes:

On May 4, 2022, 72,075 shares;

On May 24, 2022, 144,150 shares;

On June 1, 2022, 72,075 shares;

On June 7, 2022, 180,187 shares;

On July 27, 2022, 36,038 shares;

On August 6, 2022, 72,076 shares;

On August 26, 2022, 36,036 shares;

On November 10, 2022, 234,243 shares; and

On November 14, 2022, 37,839 shares.

During fiscal year 2022, the Company issued a total of 76,676 shares of common stock on the conversion of the principal and interest owing to related parties on certain convertible promissory notes as follows:

On June 6, 2022, 1,007 shares of common stock to a related party and senior consultant of the Company on the conversion of the principal and interest due under a convertible promissory note.

On June 17, 2022, 59,452 shares of common stock to two related party officers of the Company on the conversion of the principal and interest owing on the conversion of certain convertible notes issued to repay expenses and salary.

On November 14, 2022, 16,217 shares of common stock following the conversion of the principal and interest on a promissory note held by a related party Director and officer of the Company.

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

Holders

As at December 31, 2022, we have issued an aggregate of 28,346,834 shares of our common stock held by thirty-one (31) record holders. 851,569 shares of our common stock (3.004%) are held in ‘street form’ by unregistered holders.

There are three shareholders with shareholdings of over 5% of issued common stock.

Dividends

We have not paid any dividends to date and have no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

During the course of 2022, the Company issued a total of 884,721 shares of common stock in settlement of the principal and interest owing to third party unrelated qualified investors on the exercise of fourteen (14) separate convertible promissory notes issued during fiscal year 2021.

On May 4, 2022, the Company issued 72,075 shares of common stock on the conversion of the principal and interest of a convertible promissory note with a face value of $50,000 and a conversion price of $0.75.

On May 24, 2022, the Company issued 144,150 shares of common stock on the conversion of the principal and interest of two convertible promissory notes each with a face value of $50,000 and a conversion price of $0.75.

On June 1, 2022, the Company issued 72,075 shares of common stock on the conversion of the principal and interest of a convertible promissory note with a face value of $50,000 and a conversion price of $0.75.

On June 7, 2022, the Company issued 180,187 shares of common stock on the conversion of the principal and interest of two convertible promissory note with face value of $75,000 and $50,000 both having a conversion price of $0.75.

On July 27, 2022, the Company issued 36,038 shares of common stock on the conversion of the principal and interest of a convertible promissory note with a face value of $25,000 and a conversion price of $0.75.

On August 6, 2022, the Company issued 72,076 shares of common stock on the conversion of the principal and interest of two (2) convertible promissory notes each with a face value of $25,000 and a conversion price of $0.75.

On August 26, 2022, the Company issued 36,038 shares of common stock on the conversion of the principal and interest of a convertible promissory note with a face value of $25,000 and a conversion price of $0.75.

On November 10, 2022, the Company issued 180,187 shares of common stock on the conversion of the principal and interest of two (2) convertible promissory notes with face values of $15,000 and $110,000 both having a conversion price of $0.75.

On November 10, 2022, the Company also issued 54,056 shares of common stock on the conversion of the principal and interest of a convertible promissory note with a face value of $50,000 and a conversion price of $1.00.

On November 14, 2022, the Company issued 37,839 shares of common stock on the conversion of the principal and interest of a convertible promissory note with a face value of $35,000 and a conversion price of $1.00.

In addition, during the course of 2022, the Company also issued a total of 76,676 shares of common stock to certain related parties on the exercise of four (4) separate convertible promissory notes as follows:

On June 6, 2022, the Company issued 1,007 shares of common stock to a consultant expert on conversion of the principal and interest owing on a convertible promissory note with a face value of $1,000 and a conversion price of $1.00.

On June 17, 2022, the Company issued 59,452 shares of Common Stock in settlement of the principal and interest owing to two (2) related parties, one of whom is a Director of the Company, on the conversion of 2 convertible notes issued to settle repayment of expenses and remuneration, the face values of these notes was $18,000 and $41,000 and the conversion price was $1.00.

On November 14, 2022, the Company issued 16,217 shares of Common Stock to a Director of the Company on conversion of the principal and interest of a convertible promissory note with a face value of $15,000 and a conversion price of $1.00.

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

Overview of the Business

Since April 27, 2021, the goal of the Company is to commercialize its novel proprietary ion targeting direct membrane extraction technology (“iTDE Technology”) that is the principal asset of the business. The iTDE Technology is based upon unique chemistry: by using the very high surface area of special “Hollow Fiber Membranes” whereby ions may be extracted from liquid solutions. Our Membrane Extraction Technology mimics nature’s biophysical processes enabling the technology to extract ions from a liquid solution at ambient temperatures and pressures even where ions exist in low concentrations.

The primary focus of the Company at present is the extraction of lithium from naturally occurring brines and geothermal sources. The Company has developed a system for extracting naturally occurring ions in the lithium brine solutions such as magnesium and calcium that is a key to an efficient process. Preliminary testing to date has furnished evidence that the iTDE System provides an efficient extraction solution with minimal disruption to the environment. Using the iTDE System, for example, water resources will not be depleted by evaporation on an industrial scale nor is environmentally damaging contamination released into the environment from the process. The desired ions are harvested and the solutions can be returned to the aquifers or further purified as required.

The Membrane Extraction Technology has many areas of application, however during the course of 2022 and for the planned duration of 2023, the Company will concentrate on the extraction of Lithium from natural brines, geothermal wells, and mine leach solutions. Already from late 2021 and throughout fiscal 2022 due to a lack of funding, work was suspended on all other directions to concentrate only on the commercialization of the iTDE Process for lithium extraction. In addition, the Company’s plans to work on Fatty Acids extraction from vegetable oils as well as the extraction of radioactive ions from contaminated water has been delayed due to the geopolitical situation in Ukraine. Since April 27, 2021, the Company has been actively involved with scientific research in Ukraine. This was disrupted in February 2022 due to the Russian invasion. It is not clear when or indeed if work can be effectively resumed.

In mid-June of 2021, the Company opened its development facility in Illinois under the direction of the inventing scientist of our Membrane Extraction Technology. This laboratory facility is equipped with certain equipment necessary to undertake the tasks required, however, due to the lack of certain analytical equipment it is necessary to transfer the samples outside for testing and this slows the process of research. It will be necessary to purchase certain inhouse equipment to run the testing more efficiently and this is planned in the 2023 budget. The 2022 testing has allowed us to determine the preliminary dynamics of extraction that was necessary first to support the preparation of additional intellectual property protection and secondly to enable the design of a controlled pilot system that is needed for the commercial marketing of the system as well as for further experimentation and refinement of the iTDE system.

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

Once the iTDE System has been sufficiently optimized, the Company plans to design and introduce modularized extraction units based on the geometry of 40’ shipping containers for ease of deployment, servicing and refurbishment of the units (“iTDE Units”). These units will be the basic ‘product’ of the Company and will be designed specifically for the extraction of particular targeted ions. The iTDE Units will be deployed on site with customers and it is anticipated that revenues will be earned either from a tolling fee or as a net extraction royalty (being a fixed % fee calculated on the quantity of useable material extracted against the market price for the extracted material or as a fixed fee per measured quantity).

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

The Company currently lacks a central management office and at present all the members of management are located in different regions. Throughout 2022, meetings were held online and managers were living in 3 different countries with some in Europe and other in the US or Canada. The Company’s premises in Austin, Texas were uninhabitable during much of 2022 due to an infestation of termites and structural issues. In addition, in January 2022, the Company was forced to close its offices in Kyiv, Ukraine where 3 members of senior management were deployed, due to the invasion. While all of the staff were able to escape unharmed, administrative documentation and certain office equipment and supplies were abandoned. All-important intellectual property information was removed in the first week of the war on electronic storage media allowing nothing to fall to invasion. It is not anticipated that the abandonment of the Ukrainian Office will have an impact on the Company’s lithium extraction program, however certain other directions of work already been delayed due to being suspended due to the war. Moreover, certain key scientists have remained in Ukraine and are no longer able to assist the Company with its work in the sectors of radioactive material removal. It is not clear if, at the end of the war, the teams will be able to be reconstituted, however, the Company is seeking work permits for its key scientific personnel and is planning to transition the technology development in these areas outside Ukraine. It is planned that during the course of 2023 the Company will open new head offices in Texas that will centralize the Company’s management and competence, in particular its marketing ability. The facility will also house a small controlled pilot system for demonstrating the iTDE Technology and be the foundation for the initial production of iTDE Units.

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

		Percentage
Name and Address	Number of shares	Owned (1)(2)
NEXT-ChemX Corporation, (Texas)
1111 W 12th Street #113, Austin TX 78703	23,844,448	84.117%
Ann Mollicone 1500 Vine Street, Somerset MA 02726	1,833,570	6.468%
Aristou Mahjoory 130 Randall Avenue, Somerset MA 02726	1,761,494	6.214%

(1)	This table is based upon 28,346,834 shares issued and outstanding as of December 31, 2022.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXT-ChemX Corporation
(Registrant)

By	/s/ Benton H Wilcoxon
Benton H Wilcoxon
Chief Executive Officer

Date	April 21, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By	/s/ John Michael Johnson
John Michael Johnson
President, Chief Financial Officer

Date	April 21, 2023

