Form 10-Q
period 2023-03-31
NEXT-ChemX Corporation.
filed 2023-05-15
CIK 1657045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

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

1111 W 12th St, # 113

Austin, Texas 78703

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 12, 2023 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	28,446,834

NEXT-ChemX Corporation

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2023

2

NEXT-CHEMX CORPORATION

INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

NEXT-ChemX Corporation

Condensed Balance Sheets

(Unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash	$142,203	$28,355
Prepaid expense and other current assets	13,330	22,169
Total Current Assets	155,533	50,524

Property and equipment, net	16,623	17,957
Intangible asset, net	3,150,114	3,150,114
Total Non-current Assets	3,166,737	3,168,071

Total Assets	$3,322,270	$3,218,595

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$1,679,203	$1,548,740
Other Current Liabilities	11,980	11,980
Notes payable	850,000	926,007
Due to related party	7,192	-
Total Current Liabilities	2,548,375	2,486,727

Total Liabilities	2,548,375	2,486,727

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 28,446,834 and 28,346,834 shares issued and outstanding, respectively	28,447	28,347
Additional paid-in capital	4,896,153	4,396,253
Accumulated deficit	(4,150,705)	(3,692,732)
Total Stockholders’ Equity (Deficit)	773,895	731,868

Total Liabilities and Stockholders’ Equity (Deficit)	$3,322,270	$3,218,595

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXT-ChemX Corporation

Condensed Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022

Revenues	$-	$-

Operating expenses
General and administrative	436,653	374,109
Total operating expenses	436,653	374,109

Income (loss) from operations	(436,653)	(374,109)

Other income (expense)
Interest expense	(21,320)	(13,781
Total other expense	(21,320)	(13,781)

Net income (loss)	$(457,973)	$(387,890)

Net gain (loss) per common share: Basic and diluted	$(0.02)	$(0.01)

Weighted average number of common shares outstanding: Basic and diluted	28,374,612	27,385,437

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXT-ChemX Corporation

Condensed Statement of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

For the Three Months Ended March 31, 2023
			Additional
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2022	28,346,834	$28,347	$4,396,253	$(3,692,732)	$731,868

Stock Issuances to 3rd Party	100,000	100	499,900		500,000
Net loss				(457,973)	(457,973)
Balance March 31, 2023	28,446,834	$28,447	4,896,153	$(4,150,705)	$773,895

For the Three Months Ended March 31, 2022
			Additional
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2021	27,385,437	$27,385	$3,634,034	$(1,948,933)	$1,712,486
Net loss				(387,890)	(387,890)
Balance March 31, 2022	27,385,437	$27,385	$3,634,034	$(2,336,823)	$1,324,596

The accompanying notes are an integral part of these consolidated financial statements.

NEXT-ChemX Corporation

Condensed Statements of Cash Flows

(Unaudited)

	For the three months ended
	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income(loss)	$(457,973)	$(387,890)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,334	1,202
Changes in Operating Assets and Liabilities:
Prepaid expenses	8,839	-
Accounts payable and accrued liabilities	137,655	276,027
Net cash provided by (used in) operating activities	(310,145)	(110,661)

INVESTING ACTIVITIES
Purchase of property and equipment	-	-
Net cash provided by (used in) investing activities	-	-

FINANCING ACTIVITIES
Proceeds from the Stock Issuance of Common Stocks	500,000	-
Proceeds from notes payable – 3rd Party	75,000	-
Repayment of Notes Payable	(151,007)	-
Proceeds from related party advances	-	118,220
Net cash provided by (used in) financing activities	423,993	118,220

Net increase (decrease) in cash	113,848	7,559
Cash, beginning of period	28,355	10,429
Cash, end of period	$142,203	$17,988

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	-	-
Interest	-	-

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXT-ChemX Corporation

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2023

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

NEXT-ChemX Corporation, formerly known as AllyMe Group Inc. (“Company”, “we” or “us”) was incorporated under the laws of the State of Nevada on August 13, 2014 and has adopted a December 31 fiscal year end. The Company trades on the OTC market (Pink Sheet) under the symbol “CHMX”. Since December 23, 2021 the Company has voluntarily complied with the reporting requirements of the Securities Exchange Commission as a reporting issuer.

The business of the Company is the commercialization of a novel innovative Ion-Targeting Continuous-Flow Direct Extraction Technology (“iTDE Technology”) as further described in Note 5 below). The iTDE Technology is embodied in certain patents and patent applications as well as proprietary know-how. Potential applications for the iTDE Technology include:

●	Extraction of Lithium from Natural Brines, Geothermal Wells, or Leach Solutions;
●	Extracting Fatty Acids from Vegetable Oils for More Economical Refining;
●	Extracting of Radioactive Ions from Nuclear Plant Stored Water;
●	Extracting of Metal Ions from Mine Leach Solutions, Effluent, or Tailings; and
●	Desalination of Sea Water, by Extracting Ions for Water Purification

The principal focus of the commercialization of the iTDE Technology continues to be the extraction of lithium from brines and geothermal sources as well as liquors from leached mined ores.

During the first quarter of 2023, the Company completed the design of a controlled pilot plant system and began the process of ordering components and construction of the system. It is anticipated that the pilot plant system will enable the Company to further its research into the extraction of particular elements, improve the modelling of the process for commercial implementation, better to calculate the economics of the process and to test the process on samples supplied by potential customers in order to market the system commercially. Construction of the system is expected to be completed in the early part of the third quarter 2023.

In addition, the Company has been working on predictive modeling of the iTDE Technology processes that it is anticipated will assist in the improvement of designs and the prediction of its commercial capabilities.

The Company began preliminary marketing of its technology in the latter part of 2022. On March 28, 2023, the Company announced the signature of an agreement with Clontarf Resources plc, a UK AIM listed company, that will provide the first commercial testing of the iTDE Technology as soon as the controlled pilot plant system is completed (“Clontarf Agreement”). The Company anticipates first running extraction tests on brine solutions mixed with controlled defined quantities of elements that approximate the naturally occurring brines to be the subject of the commercial testing under the Clontarf Agreement and for other potential customers. This initial calibration of the system should provide a better baseline for the testing before proceeding to operate with actual brines supplied from Bolivian sources. If testing is successful, the Clontarf Agreement is expected to lead to the creation of a corporation organized in Bolivia between the Company, Clontarf and, possibly with the participation of the “Pública Nacional Estratégica Yacimientos de Litio Bolivianos” (the ‘National Strategic Public Company of Bolivian Lithium Deposits’) that is tasked with the management of Bolivia’s lithium exploitation. The new corporation will enjoy and manage the exclusive right to deploy iTDE Technology for lithium extraction in Bolivia.

The Company continues to pursue its intellectual property protection strategy with testing and development to support a strong protection profile.

NOTE 2 – GOING CONCERN

The Company has incurred losses since inception (August 13, 2014) resulting in an accumulated deficit of $ 4,150,705 as of March 31, 2023. The Clontarf Agreement provides for the receipt of the first revenues from the commercialization of the iTDE Technology, however, these anticipated revenues are expected to impact the financial statements only during the second quarter, and further losses are anticipated before the exploitation of the system can be expected to break-even or to turn a profit. For the period ended March 31, 2023, the Company showed a net loss of $457,973, as compared with the loss of $387,890 for the first quarter of 2022. The net cash used in operating activities of during the first quarter was $310,145 and $110,661 for 2023 and 2022 respectively. Accordingly, there remains a substantial doubt regarding the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the continuing and expanding success of the Company’s development efforts, however, it is anticipated that the Company will require additional capital.

In the first quarter of 2023, the Company launched a private placement offering (“March PPO”). The March PPO targets qualified investors and is anticipated to raise up to $2.5 million to cover development plans to enable the Company to demonstrate the iTDE Technology’s commercial viability and to showcase its advantages. From the anticipated receipts of this financing, the Company must discharge outstanding payables of $171,477 together with a total of $308,161 in payables for salary, remuneration and expenses. In addition, the Company should pay $161,702 in salary, remuneration and expenses that is deferred and due only on or before December 8, 2023, with a remaining 1 million due after August 15, 2024. The Company will also be required to repay $297,000 in promissory notes falling due during the second and third quarters of 2023. Covering the payables of $776,638 due on or before September 2023 will leave a significant amount of operating capital available for ongoing operations, completion the pilot plant and the commencement of the marketing of the iTDE System during the third and fourth quarters of 2023. The Company anticipates that with the completion of its pilot plant during the second quarter it will be able to generate further revenues to support the business.

In March 2023, the Company closed on the first $500,000 under its March PPO and is in advanced discussions with various investors to complete the Offering. At March, 31 2023, the Company expects to receive an additional $500,000 in revenues from the Clontarf Agreement. The Company believes that the anticipated success of its March PPO and receipt of the Clontarf revenues will be enough to enable it to launch its iTDE System and begin to generate revenue. There is no assurance, however, that the March PPO financing will close or that other financing will be available in the future. The possible inability to raise the financing necessary and the general business uncertainties and particular conditions and situation described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Ultimately, the ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and, or, the private placement of common stock. However, there can be no assurances that management’s plans will be successful.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited condensed interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2022.

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

Intangible asset

The iTDE Technology is classified as an indefinite intangible asset by the Company on the basis of it being a fundamental stem technology that has applications in numerous fields and that is anticipated to give rise to other applications and techniques. As a result, no amortization has been recorded against the asset which remains at its October 1, 2021 value of $3,150,114. The Company carries out regular assessments of the iTDE Technology to identify if its value is impaired in any way, (i) on an annual basis and (ii) in the event that, in the opinion of Management, there exists any reason external or internal why the asset might be impaired. In the opinion of management, as at the date of this report, there exists no reason external or internal why the asset might be impaired.

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

NOTE 4 – PREPAID EXPENSE AND OTHER CURRENT ASSETS

Prepaid expense and other current assets amounted to $13,330 as at March 31, 2023 reduced from the $22,169 reported as at December 31, 2022. This represents a reduction of $8,839 during the first quarter. Prepaid expenses comprises a $1,600 deposit on the rental of laboratory facilities and a $600 deposit under a consultancy agreement, both unchanged. The remainder comprises advance payments for the purpose of filing for intellectual property protection. Payments are made in trust to our IP attorneys through whom amounts are disbursed when required. The trust account is replenished when needed.

NOTE 5 – PRINCIPAL ASSET (iTDE TECHNOLOGY)

The Company’s principal asset is the certain indefinite intangible intellectual property, specifically certain patents and patent applications along with the existing and developing knowhow, relating to a novel extraction process proven capable of removing ions from solution using hollow fiber membranes (the “Extraction Technology”). The technology represents, in the opinion of management, an entirely novel approach to the process of extraction of ions that is anticipated to be cheaper, more efficient and less damaging to the environmental. Following an assessment of the Extraction Technology carried out at the end of Q3, 2021, it was determined that the Extraction Technology had an indefinite useful life. The said indefinite, intangible asset will not be amortized; however, the value of the Asset will be examined for impairment periodically in accordance with ASC 350. At March 31, 2023, the Extraction Technology is valued on the balance sheet at $3,150,114.

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of March 31, 2023 and December 31, 2022, accounts payable and accrued liabilities consisted of as follows,

	March 31,	December 31
	2023	2022
Accounts payable	$529,580	$471,567
Accrued payroll	1,114,402	1,051,192
Accrued interest	35,221	25,981
Accrued interest- related party	-	-
	$1,679,203	$1,548,740

NOTE 7 – CONVERTIBLE NOTES, PROMISSARY NOTES AND LOANS

During the three months ended March 31, 2023, the Company did not issue any new convertible notes and there are no convertible notes outstanding.

As of December 31, 2022, the Company had outstanding a total of ten promissory notes, all issued during the course of 2022 and having an aggregate value of $426,006.86. Each of these promissory notes was issued with a term of one year term and pays 8% interest annually in arrears. During the quarter ending March 31, 2023, the Company repaid the principal and interest of three promissory notes having an aggregated value of $151,007 as they became due. As at March 31, 2023, a total of 7 promissory notes remained outstanding with a total face value of $275,000. The Company did not issue any new promissory notes during the quarter ending March 31, 2023.

As of December 31, 2022, the Company had three outstanding loans with an aggregate value of $500,000. Each of these loans is repayable in one year and pays 10% interest annually in arrears. The Company contracted a further two loans during quarter ending March 31, 2023 with an aggregate value of $75,000. Each of these loans is repayable in one year and pays 10% interest annually in arears.

During the three months ended March 31, 2023, the Company recognized interest expense on its loans and promissory notes of $21,320.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company continues to rely on advances from related parties in support of its operations and cash requirements and this is expected to continue until such time as the Company can support itself or attain adequate financing through sales of equity or debt financing. The majority of this support took the form of the nonpayment of all or a portion of salary payments to senior Directors, Officers, consultants and employees, effectively constituting a deferred debt payment to such persons.

As at March 31, 2023, directors, officers and employees, including full time consultants, were owed a total of $1,472,506 for salaries, remuneration and expenses. Of this $1,164,342 is owed to five senior officers and employees (“Senior Managers”).

Four Senior Managers of the Company have agreed not to receive payment for the majority of the outstanding indebtedness due to them at March 31, 2023. Only $162,000 of their current indebtedness will be payable on or before Friday, December 8, 2023, the remainder being deferred until the Company is in a better financial condition but not before the earlier of August 15, 2024 or the date on which the Board of Directors shall decide to make payment prior to that date. Interest will begin to accrue on outstanding unpaid indebtedness that is past due for ninety days July 1, 2023 at a rate of 8% per annum.

NOTE 9 - STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 and 5,000,000 shares of preferred stock with a par value of $0.001. There is no preferred stock issued and outstanding as of March 31, 2023.

On March 31, 2023, there were 28,446,834 shares of common stock outstanding.

During the three months ended March 31, 2023, the Company issued 100,000 shares of common stock to two existing shareholders as part of an exempt private placement of the Company’s shares. The private placement offering is ongoing and is scheduled to close on June 16, 2023 at which time it will be expected to have raised a full 2.5 million at $5 per share.

During the three months ended March 31, 2023, the Company issued no options under the Company’s 2021 Stock Incentive Plan (the “Plan”).

During the three months ended March 31, 2023, the Company issued no convertible debt exchangeable into shares of common stock.

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

Overview

The Company was organized on August 13, 2014 as a Nevada corporation under Chapter 78 of the Nevada Revised Statutes. The Company’s registered address is 3773 Howard Hughes Pkwy STE 500S, Las Vegas, NV, 89169, USA, and its principal office is located at 901 Mopac Expressway South, Building 1, Suite 300, Austin, TX. 78746.

The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act which became law in April 2012. The definition of an “emerging growth company” is a company with an initial public offering of common equity securities which occurred after December 8, 2011 and has less than $1 billion of total annual gross revenues during last completed fiscal year.

Overview of the Business

Since April 27, 2021, the Company has changed it business with the acquisition of intellectual property assets related to a novel membrane-based ion extraction process (“iTDE Technology”), which is able to extract ions exiting in low concentrations from liquid solutions. The iTDE Technology is now being used in Laboratory pilot testing to enable the Company to produce its first commercial prototypes using the novel the Extraction method. The iTDE Technology allows for the removal of ions from the solution without concentration by evaporation (significantly preserving the water resources), without pressure or additional heating (reducing energy costs) and targets specific ions to extract (reducing the need for further operations and increasing the potential for the sale of other ions from the solution). On account of the reduced interference with the environment, the lower energy costs and the lack of a need for large evaporation ponds, management considers the iTDE Technology to be environmentally friendly and sustainable when compared to alternatives.

The iTDE Technology has been shown in the following applications: to extract lithium from brine solutions or mine leach solutions; to extract fatty acids from vegetable oils as a superior refining process; to extract glycerols from biodiesel as a superior purification process; to extract radioactive ions from nuclear waste waters; to extract specific metal ions from mine leach solutions and waste effluents; and to remove ions from seawater for desalination, among other things.

Currently, the primary focus of the business is on completion of the pilot plant embodying the iTDE Technology system that will enable the demonstration of the extraction system for the extraction of lithium, calcium, magnesium, boron, and certain other elements. It is expected that the pilot plant will demonstrate using naturally occurring brines and liquors (solutions of crushed ores) the ability of the system to target and extract such elements, the percentage level of extraction and the purity and form of the extracted elements, as well as the economics of the process. The Company is confident of the ability of the system to scale up due to its modular configuration: adding more units increases the extraction potential. It is expected therefore that, following the completion and trial and calibration of the iTDE System pilot plant, the Company will be expected to launch the commercial testing and deployment of its system that will generate commercial revenues.

The Company will additionally focus on organizational matters including the opening of new facilities, the hiring of additional targeted expertise; the protection of the Company’s intellectual property assets; and the expansion to the applications for the system.

Impact of Events in Ukraine

The Company retains a small presence in Ukraine however all fundamental research and development are conducted outside Ukraine. Programs to analyze the effectiveness of the iTDE Technology in extracting certain radioactive contaminants such as might be found after a nuclear disaster or as a byproduct of the operations of a nuclear reactor as well as the refining of sunflower oil have been suspended since these programs were scheduled to take place in Ukraine. The current conflict has made this impossible. It is currently not certain if or when these programs may be reopened in Ukraine. As a result the Company may be forced to carry out such work elsewhere and under different circumstances and this may delay or increase the cost of this direction of the development of the Company’s technology.

However, while the Company may reorder certain of its plans in relation to programs planned to take place in Ukraine, it is not anticipated that the conflict in Ukraine will have any material effect on the Company’s business which is currently focused on lithium and certain other extraction possibilities.

Results of Operations

The following table summarizes the results of our operations during the three months ended March 31, 2023 and 2022, respectively:

	Three Months Ended
	March 31,
	2023	2022	Change

Revenues	$-	$-	$-
Operating expenses	436,653	374,109	62,544
Other expense	21,320	13,781	7,539
Net profit (loss)	(457,973)	(387,890)	70,083
Profit (Loss) per share of common stock	(0.02)	(0.01)	0.01

The increase in operating expenses is the direct result of the current work on the iTDE System pilot plant. The Company has hired experts in engineering and membrane technology and has contracted with companies to commence production of the system. The Company also repaid certain indebtedness under promissory notes that became due and has seem minor increases in payroll and consulting expenses as well as the cost of certain third party experts including its intellectual property managers and auditors. Other expenses remain broadly the same.

Liquidity and Capital Resources

As of March 31, 2023, we had total assets of $3,322,270 and an accumulated deficit of $4,150,705.

Our operating activities used $310,145 in cash for the three months ended March 31, 2023, while our operations used $110,661 cash in the three months ended March 31, 2022. This difference is due to the expansion of activities relating to moving from an organization carrying out testing and verification of our technology to one in the process of manufacturing a pilot plant to test the commercial viability of the system. This has necessitated an increase in staff as well as the payment of engineering and construction companies. It is expected that these costs will further increase during the second and third quarters of 2023.

We had no revenues in the three months ended March 31, 2022, or in the prior year same period.

Our cash requirements continue to be primarily for the manufacture of the iTDE System pilot plant with the purchase of equipment and materials as well as the operating expenses for the development of pilot plant systems, as well as our payroll, intellectual and other expense. During the next 6 months, it is planned that the Company open new corporate offices and commence the organization of its initial production facility.

Management believes that the Company’s cash on hand will not be sufficient to fund all Company obligations and commitments for the next twelve months. The Company has reached the stage in its development when it requires significant additional finance to be able to bring the first of its extraction processes to a marketable form. On March 20, 2023 the Company launched its March PPO seeking to raise $2.5 million at $5 per share. The Company closed immediately on the first $500,000 under this offering and expects to complete the financing before the end of the second quarter 2023.

Historically, we have depended on investment from our principal shareholders and their affiliated companies to provide us with working capital as required. There is no guarantee that such funding will be available when required and there can be no assurance that our stockholders, or any of them, will continue making loans or advances to us in the future.

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

Item 4 - Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s chief executive officer (who is the Company’s principal executive officer) and the Company’s President (who is the Company’s chief operating officer) as well as its Financial Officer (the Company’s principal financial officer) to allow for timely decisions regarding required disclosure. The Corporate Secretary also plays an active role in ensuring timely and compliant reporting. In designing and evaluating the Company’s disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The ineffectiveness of the Company’s disclosure controls and procedures was due to material weaknesses identified in the Company’s internal control over financial reporting, described below.

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

Based on this evaluation, the Company’s management concluded its internal control over financial reporting, while significantly improved, were still not effective as of March 31, 2023.

Changes in Internal Control Over Financial Reporting

Principal financial control is managed by the Company’s controller who maintains the accounts under the supervision of the Financial Officer. At present the Company still relies on advances by officers and employees using their own means of payment to fund the Company, these are then repaid against an accounting of such expense. The Company plans to issue its own means of payment in the future that would improve efficiency an transparency. While believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any Company have been detected, the Company continues to improve its control environment with a view to establishing an effective control environment and to satisfying the Company auditors of the same.

PART II

OTHER INFORMATION

Item 1 - Legal Proceedings

On May 16, 2022, the Company received formal notice of a wage claim from the Illinois Department of Labor filed by a former consultant (1099) who had already resigned from the Company with an effective date of March 18, 2022. The consultant is claiming $7,291.66 as a final payment for the period from February 9 to March 15, 2022. The complaint was filed on March 16, 2022 without any notice being given to the Company. On March 18, 2022, the date the resignation was due to take effect, the Company paid the consultant $5,833.33 as the final remuneration covering the days worked during the period. On July 27, 2022, the consultant sent notice to the Company maintaining that the demand for the full amount of $7,291.66 was still due. The Company has approached the Consultant to attempt to reconcile the claim made against the remuneration paid which appears manifestly incorrect but the discussion was declined. The matter is before the Illinois Department of Labor.

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

Date: May 15, 2023	NEXT-ChemX Corporation

	By:	/s/ Benton Wilcoxon
Benton Wilcoxon
Chief Executive Officer
(Principal Executive Officer)

