Form 10-Q
period 2023-06-30
NEXT-ChemX Corporation.
filed 2023-08-21
CIK 1657045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-56379

NEXT-ChemX Corporation

(Exact Name of Registrant as Specified in Its Charter)

Nevada	32-0446353
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1980 Festival Plaza Drive, Summerlin South, 300,

Las Vegas, Nevada 89135

(Address of principal executive offices, Zip Code)

(725) 867-0789

(Registrant’s telephone number, including area code)

901 Mopac Expressway South, Building 1, Suite 300

Austin, Texas 78746

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 18, 2023 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	28,546,834

NEXT-ChemX Corporation

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2023

2

NEXT-CHEMX CORPORATION

INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

NEXT-ChemX Corporation

Condensed Balance Sheets

(Unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash	$57,679	$28,355
Investments	101,525	-
Prepaid expense and other current assets	73,253	22,169
Total Current Assets	232,457	50,524

Property and equipment, net	15,289	17,957
Intangible asset, net	3,150,114	3,150,114
Total Non-current Assets	3,165,403	3,168,071

Total Assets	$3,397,860	$3,218,595

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$1,867,818	$1,548,740
Other Current Liabilities	511,980	11,980
Notes payable	625,000	926,007
Due to related party	16,890	-
Total Current Liabilities	3,021,688	2,486,727

Total Liabilities	$3,021,688	$2,486,727

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 28,446,834 and 28,346,834 shares issued and outstanding, respectively	28,447	28,347
Additional paid-in capital	4,896,153	4,396,253
Accumulated deficit	(4,548,428)	(3,692,732)
Total Stockholders’ Equity (Deficit)	376,172	731,868

Total Liabilities and Stockholders’ Equity (Deficit)	$3,397,860	$3,218,595

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXT-ChemX Corporation

Condensed Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenues	-	-	-	-

Operating expenses
General and administrative	581,572	438,301	1,018,225	812,410
Total operating expenses	581,572	438,301	1,018,225	812,410

Income (loss) from operations	(581,572)	(438,301)	(1,018,225)	(812,410)

Other income (expense)
Other income	203,050	-	203,050	-
Interest expense	(19,201)	(16,224)	(40,521)	(30,005)
Net other Income (expense)	183,849	(16,224)	162,529	(30,005)

Net income (loss)	(397,723)	(454,525)	(855,696)	(842,415)

Net income (loss) per common share: Basic and diluted	(0.01)	(0.02)	(0.01)	(0.03)

Weighted average number of common shares outstanding: Basic and diluted	28,446,834	27,914,383	28,410,922	27,914,383

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXT-ChemX Corporation

Condensed Statement of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

For the three and Six Months Ended June 30, 2023

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2022	28,346,834	$28,347	$4,396,253	$(3,692,732)	$731,868
Stock Issuances to 3rd Party	100,000	100	499,900		500,000
Net loss				(457,973)	(457,973)
Balance March 31, 2023	28,446,834	28,447	4,896,153	(4,150,705)	773,895
Net Income				(397,723)	(397,723)
Balance June 30, 2023	28,446,834	$28,447	$4,896,153	$(4,548,428)	$376,172

For the three and Six Months Ended June 30, 2022

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2021	27,385,437	$27,385	$3,634,034	$(1,948,933)	$1,712,486
Net loss				(387,890)	(387,890)
Balance March 31, 2022	27,385,437	27,385	3,634,034	(2,336,823)	1,324,596
Stock issued on Conversion of 3rd Party Loan	468,487	468	350,893		351,361
Stock issued on Conversion of Related Party Loan	60,459	60	60,399		60,459
Net loss				(454,525)	(454,525)
Balance June 30, 2022	27,914,383	$27,913	$4,045,326	$(2,791,348)	$1,281,891

The accompanying notes are an integral part of these consolidated financial statements.

NEXT-ChemX Corporation

Condensed Statements of Cash Flows

(Unaudited)

	For the six months ended
	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income(loss)	$(855,696)	$(842,415)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,668	2,492
Other income received in form Shares of Stocks	(203,050)	-
Consultant commission paid in third party stock	101,525	-
Changes in Operating Assets and Liabilities:
Prepaid expenses	(51,084)	-
Accounts payable and accrued liabilities	835,968	526,618
Net cash provided by (used in) operating activities	(169,669)	(313,305)

INVESTING ACTIVITIES
Purchase of property and equipment	-	(1,577)
Net cash provided by (used in) investing activities	-	(1,577)

FINANCING ACTIVITIES
Proceeds from the Stock Issuance of Common Stocks	500,000	-
Proceeds from convertible notes payable - related party	-	60,000
Net proceeds from notes payable	75,000	301,007
Repayment of related party loans	-	(4,000)
Repayment of notes payable	(376,007)
Net cash provided by (used in) financing activities	198,993	357,007

Net increase (decrease) in cash	29,324	42,125
Cash, beginning of year	28,355	10,429
Cash, end of the period	$57,679	$52,554

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-	$-
Interest
	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued on conversion of notes payable and accrued interest
	$-	$351,361
Common stock issued on conversion of related party notes payable and accrued interest	$-	$60,459

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXT-ChemX Corporation

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2023

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

Since April 2021, following a complete change of the Company’s shareholders, management, assets and strategy, the business of the Company is the commercialization of a novel innovative Ion-Targeting Continuous-Flow Direct Extraction Technology (“iTDE Technology”) as further described in Note 5 below. The iTDE Technology is embodied in certain patents and patent applications as well as proprietary know-how.

The primary focus of the Company continues to be the commercial launch of its iTDE Technology in a scalable system, deployable remotely to customer locations, that will enable the commercial extraction of lithium from natural brines and geothermal sources as well as liquors from leached mined ore solutions. Other potential commercial applications for the iTDE Technology include:

●	Extracting Fatty Acids from Vegetable Oils for More Economical Refining;
●	Extracting of Radioactive Ions from Nuclear Plant Stored Water;
●	Extracting of Metal Ions from Mine Leach Solutions, Effluent, or Tailings; and
●	Desalination of Sea Water, by Extracting Ions for Water Purification

During the second quarter of 2023, the Company has continued to manage the construction of the 2 pilot plant systems that will form the basis of its ongoing commercialization efforts by enabling the processing of samples supplied by potential customers in order to market the system commercially. The two planned systems include (i) a smaller flexible system utilizing the iTDE Technology that will enable the processing of solutions containing lithium to demonstrate the commercial viability of the system; and (ii) a larger system that will handle the processing of industrial quantities of brines, better demonstrating the scalability and performance of the system when used commercially to extract lithium.

The smaller system is designed to allow further refinement of the basic iTDE system with ease by enabling changes to sensor types and position as well as adaptations of the other relevant systems with ease. The inherent flexibility of the design allows the Company to further its research into the extraction of other elements, and to improve the modelling of the process for commercial implementation, as well as providing a platform to explore the commercial extraction of other elements and to allow changes that will reduce the cost and improve the economics of the process.

The completion of the systems has been delayed due to the long lead times for certain sensors and other necessary systems. The present estimate for the completion of the first system is early in the fourth quarter of this year.

The Company is in the process of moving its laboratories from the previous location in the incubator facility run by the University of Illinois to premises that will be able to handle the import and storage of large quantities of chemicals and customer brines. The previous premises were not suited to this purpose. The opening of the new facility is anticipated to coincide with the completion of the first pilot plant.

The Company anticipates first running extraction tests on brine solutions mixed with controlled defined quantities of elements that approximate the naturally occurring brines of potential customers to be the subject of the commercial testing under the Clontarf Agreement and for other potential customers. This initial calibration of the system should provide a better baseline for the testing before proceeding to operate with actual brines.

During the three months ended June 30, 2023, the Company received its first significant payment of $500,000 from the sale of the rights to use the iTDE Technology in Bolivia. Under an agreement with Clontarf Energy plc, a UK AIM listed company, the Company will participate in the commercial venture that will further exploit these rights. The Company has undertaken to test its process using brines supplied by Clontarf from Bolivian sources. If testing is successful, the Clontarf Agreement is expected to lead to the creation of a corporation organized in Bolivia between the Company, Clontarf and, possibly with the participation of the “Pública Nacional Estratégica Yacimientos de Litio Bolivianos” (the ‘National Strategic Public Company of Bolivian Lithium Deposits’) that is tasked with the management of Bolivia’s lithium exploitation. The new corporation will then enjoy and manage the exclusive right to deploy iTDE Technology for lithium extraction in Bolivia.

The Company continues to pursue its intellectual property protection strategy with testing and development to support a strong protection profile.

NOTE 2 – GOING CONCERN

The Company has incurred losses since inception (August 13, 2014) resulting in an accumulated deficit of $ 4,548,428 as of June 30, 2023. However, the Company received its first income from the commercialization of its technology during the second quarter amounting to $500,000, which has decreased the loss for the current period. Until such time as the pilot plant is completed and the Company can pursue additional technology commercialization agreements, further losses are anticipated decreasing as the technology becomes established. Management therefore anticipates more losses before the exploitation of the system can be expected to break-even or to turn a profit. For the six months ended June 30, 2023, the Company showed a net loss of $855,696, as compared with the loss of $842,415 for the six months ended June 30, 2022. The net cash used in operating activities of the Company during the six months ended June 30, 2023 and 2022 was $169,669 and $313,305, respectively. Notwithstanding the receipt of the first income from the commencement of the commercialization of the Company’s main asset, its iTDE Technology, there remains a substantial doubt regarding the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the continuing and expanding success of the Company’s development efforts, however, it is anticipated that the Company will require additional capital.

In the first quarter of 2023, the Company launched a private placement offering (“March PPO”). The March PPO targets qualified investors and is anticipated to raise up to $2.5 million to cover development plans to enable the Company to demonstrate the iTDE Technology’s commercial viability and to showcase its advantages. The Company received $500,000 at the end of the first quarter of 2023, but has not closed on additional funding during the second quarter.

The Company will need to complete the financing of a minimum of $2 million under the present offering and may require to increase the upper limit of the March PPO if further delays in closing occur. There is no assurance, however, that the March PPO financing will close or that other financing will be available in the future. The possible inability to raise the financing necessary and the general business uncertainties and particular conditions and situation described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

From the anticipated receipts of the March PPO, the Company must discharge outstanding payables of $171,477 together with a total of $308,161 in payables for salary, remuneration and expenses. In addition, the Company should pay $161,702 in salary, remuneration and expenses that is deferred and due only on or before December 8, 2023, with a remaining 1 million due after August 15, 2024. The Company will also be required to repay $297,000 in promissory notes falling due during the second and third quarters of 2023. Covering the payables of $776,638 due on or before September 2023 will leave a significant amount of operating capital available for ongoing operations, completion the pilot plant and the commencement of the marketing of the iTDE System during the third and fourth quarters of 2023. The Company anticipates that with the completion of its pilot plant during the fourth quarter it will be able to generate additional income to support the business with revenues generated from the deployment of its iTDE System commercially.

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

Intangible asset

The iTDE Technology is classified as an indefinite intangible asset by the Company on the basis of it being a fundamental stem technology that has applications in numerous fields and that is anticipated to give rise to other applications and techniques. As a result, no amortization has been recorded against the asset which remains at its October 1, 2021 value of $3,150,114 (see Note 5 to these unaudited condensed financial statements). The Company carries out regular assessments of the iTDE Technology to identify if its value is impaired in any way, (i) on an annual basis and (ii) in the event that, in the opinion of Management, there exists any reason external or internal why the asset might be impaired. In the opinion of management, as at the date of this report, there exists no reason external or internal why the asset might be impaired.

Revenue Recognition

The Company utilizes a five step process when assessing the recognition of revenue from contractual obligations.

(i)	Identification of the type and binding nature of the contract as well as an identification and assessment of the goods and services undertaken with specific reference to the intangible nature of the intellectual property rights sold;
(ii)	Identification of specific performance obligations within the overall contract that are distinct.
(iii)	Determination of the specific price or value of the specific performance obligation.
(iv)	Allocation of the transaction price or value of a specific performance obligation; and
(v)	Determination of the moment the obligation undertaken is delivered or performance is satisfied.

In the case of the allocation of the rights to use the Company’s iTDE Technology or other licensing of its intangible assets, where the grant of such rights is functional and the right is enjoyed by the recipient, income is recorded as other income and recognized at the moment such rights are effectively contracted and when specific payment has been received.

Valuation of shares received

The shares received under the Clontarf Agreement were valued at the closing price on the date of the issuance of the shares.

NOTE 4 – PREPAID EXPENSE AND OTHER CURRENT ASSETS

Prepaid expense and other current assets amounted to $73,253 as at June 30, 2023, it was increased from the $22,169 reported as at December 31, 2022. This represents an increase of $51,084 during the period. Prepaid expenses comprise a $1,600 deposit on the rental of laboratory facilities and a $600 deposit under a consultancy agreement, both unchanged. The remainder comprises advance payments for the purpose of filing for intellectual property protection. Payments are made in trust to our IP attorneys through whom amounts are disbursed when required. The trust account is replenished when needed.

NOTE 5 – PRINCIPAL ASSET (iTDE TECHNOLOGY)

The Company’s principal asset is the certain indefinite intangible intellectual property, comprising specifically certain patents and patent applications along with the existing and developing knowhow, relating to a novel extraction process proven capable of removing ions from solution using hollow fiber membranes (the “Extraction Technology”). The technology represents, in the opinion of management, an entirely novel approach to the process of extraction of ions that is anticipated to be cheaper, more efficient and less damaging to the environmental. Following an assessment of the Extraction Technology carried out at the end of Q3, 2021, it was determined that the Extraction Technology had an indefinite useful life. The said indefinite, intangible asset will not be amortized; however, the value of the Asset will be examined for impairment periodically in accordance with ASC 350. At June 30, 2023, the Extraction Technology is valued on the balance sheet at $3,150,114.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of June 30, 2023 and December 31, 2022, accounts payable and accrued liabilities consisted of as follows,

	June 30,	December 31
	2023	2022
Accounts payable and accrued expenses	$525,568	$471,567
Accrued payroll	1,305,828	1,051,192
Accrued interest	36,422	25,981
	$1,867,818	$1,548,740

NOTE 7 – CONVERTIBLE NOTES, PROMISSARY NOTES AND LOANS

During the six months ended June 30, 2023, the Company did not issue any new convertible notes and there are no convertible notes outstanding.

As of December 31, 2022, the Company had a total of ten outstanding promissory notes, all issued during the course of 2022 and having an aggregate value of $426,006.86. Each of these promissory notes was issued with a term of one-year term and pays 8% interest annually in arrears. During the six months ending June 30, 2023, the Company repaid the principal and interest of nine promissory notes having an aggregated value of $376,007 as they became due. As at June 30, 2023, one promissory note remained outstanding with a total face value of $50,000. The Company did not issue any new promissory notes during the three months ending June 30, 2023.

As of December 31, 2022, the Company had three outstanding loans with an aggregate value of $500,000. Each of these loans is repayable in one year and pays 10% interest annually in arrears. The Company contracted a further two loans during the six months ending June 30, 2023 with an aggregate value of $75,000. Each of these loans is repayable in one year and pays 10% interest annually in arears.

During the six months ended June 30, 2023, the Company recognized interest expense on its loans and promissory notes of $40,521.

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

As at June 30, 2023, directors, officers and employees, including full time consultants, were owed a total of $1,428,359 for salaries, remuneration and expenses. Of this $1,317,690 is owed to five senior officers and employees (“Senior Managers”).

Four Senior Managers of the Company have agreed not to receive payment for the majority of the outstanding indebtedness due to them at June 30, 2023. Only $162,000 of their current indebtedness will be payable on or before Friday, December 8, 2023, the remainder being deferred until the Company is in a better financial condition but not before the earlier of August 15, 2024 or the date on which the Board of Directors shall decide to make payment prior to that date. Interest will begin to accrue on outstanding unpaid indebtedness that is past due for ninety days July 1, 2023 at a rate of 8% per annum.

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 and 5,000,000 shares of preferred stock with a par value of $0.001. There was no preferred stock issued and outstanding as of June 30, 2023.

On June 30, 2023, there were 28,446,834 shares of common stock outstanding.

During the six months ended June 30, 2023, the Company issued 100,000 shares of common stock to two existing shareholders as part of an exempt private placement of the Company’s shares. The private placement offering is ongoing and is scheduled to close on September 30, 2023 at which time it will be expected to have raised a full 2.5 million at $5 per share.

During the six months ended June 30, 2023, the Company issued no options under the Company’s 2021 Stock Incentive Plan (the “Plan”).

During the six months ended June 30, 2023, the Company issued no convertible debt exchangeable into shares of common stock.

NOTE 10 – SUBSEQUENT EVENTS

On August 17, 2023, the Company issued a total of 100,000 restricted shares of Common Stock to satisfy an obligation under Section 37.1 of an agreement to form a Partnership signed March 27, 2023 with Clontarf Energy plc (“CLON”) an England and Wales registered company listed on the London AIM market. CLON is negotiating with the Bolivian State owned corporation on behalf of the proposed Partnership to obtain lithium mining rights in the Bolivian market. It is anticipated that the Partnership will refine the lithium using the Company’s iTDE Technology. The shares were valued at $500,000 in accordance with the Partnership Agreement.

On August 18, 2023, the Company received the subscription from a qualified non US resident investor (the “Subscriber”) for a single promissory note in the amount of $250,000 (the “Loan Amount”) repayable in full on or before August 18, 2024, unless previously converted into shares of common stock of the Company at $5.00 per share (the “Note”). In lieu of any interest payable under the Note, the Company is obliged to transferred to the qualified investor a total of thirty-eight million shares of the common stock of CLON. If valued at the closing price of the CLON shares on the London AIM market on August 18, 2023 when the closing price was GB£0.00095 the shares transferred in lieu of interest would be worth approximately $46,000. This would correspond to an annual interest rate of approximately 18.4%.

Repayment of the Loan Amount was secured with a security interest in 58,250,000 shares of CLON Common Stock owned by the Company. In addition, in the event that the Company shall receive from CLON an additional 96,250,000 shares of CLON Common Stock (that the Company anticipates receiving on or after 28 March 2024), the Company undertakes to grant a security interest against these additional shares. In accordance with the subscription, therefore, the Company will, if the debt remains unpaid at term, have granted the Subscriber a total security interest of 154,500,000 CLON shares guaranteeing repayment of the Loan Amount.

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

Overview

The Company was organized on August 13, 2014 as a Nevada corporation under Chapter 78 of the Nevada Revised Statutes. The Company’s registered address is 3773 Howard Hughes Pkwy STE 500S, Las Vegas, NV, 89169, USA, and its principal office is located at 1980 Festival Plaza Drive, Summerlin South, 300, Las Vegas, NV 89135.

The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act which became law in April 2012. The definition of an “emerging growth company” is a company with an initial public offering of common equity securities which occurred after December 8, 2011 and has less than $1 billion of total annual gross revenues during last completed fiscal year.

Overview of the Business

Since April 27, 2021, the Company has changed it business entirely with the acquisition of intellectual property assets related to a novel membrane-based ion extraction process (“iTDE Technology”), which is able to extract ions exiting in low concentrations from liquid solutions. The iTDE Technology is now being used in Laboratory pilot testing to enable the Company to produce its first commercial prototypes using the novel the Extraction method. The iTDE Technology allows for the removal of ions from solution: without concentration by evaporation (significantly preserving the water resources); without pressure or additional heating (reducing energy costs); and targets the specific ions to be extracted (reducing the need for further operations and increasing the potential for the sale of other ions present in the solution). On account of the reduced interference with the environment, the lower energy costs and the lack of a need for large evaporation ponds, management considers the iTDE Technology to be more environmentally friendly and sustainable when compared to alternatives.

The iTDE Technology has been shown effective when extracting lithium from brine solutions or mine leach solutions, and to have significant potential in the following applications: extracting fatty acids from vegetable oils as a superior refining process; extracting glycerides from biodiesel as a superior purification process; extracting radioactive ions from nuclear waste waters; extracting specific metal ions from mine leach solutions and waste effluents; and to remove salts from seawater for desalination, among other things.

Currently, the primary focus of the business is on completion of the 2 pilot plants embodying the iTDE Technology system that will enable the demonstration of the extraction system for the extraction of lithium, calcium, magnesium, boron, and certain other elements. The first, smaller system, will provide greater flexibility to optimize and extend the reach of the process, allowing for replacement of sensor systems and variation of process parameters. The second system will use the current design enabling higher throughputs and a better processing ability for marketing purposes. It is expected that these pilot plants will not only demonstrate the system and its ability to target lithium using naturally occurring brines and liquors (solutions of crushed ores), but also provide a platform to optimize the extraction process and extend the extraction to other elements. The plants will enable the Company to establish the percentage level of extraction as well as the purity of the extracted elements and the chemical form of the extracted elements. This in turn will give a clear indication of the economics of the process.

The Company is confident of the ability of the system to scale up due to its modular configuration: adding more units increases the extraction potential. It is expected therefore that, following the completion and trial and calibration of the iTDE System pilot plant, the Company will be expected to launch the commercial testing and deployment of its system that will generate further commercial revenues.

During the second quarter it became clear that the existing laboratory facilities would not be able to handle the installation of the pilot plants and to manage the storage and utilization of the chemicals necessary to manage the commercial trials of the system. The Company is actively searching for alternatives in a suitable location that will provide a better base moving forward. In this respect, the Company also took the decision to relocate its operation in Nevada pending a decision as to where the optimal site would be to unite all its operations in one central location.

Impact of Events in Ukraine

The Company still retains a small presence in Ukraine. While no further research and development is conducted in Ukraine, the Company hopes that within the short to medium term it will be able to restart its programs from Kyiv. In particular, the analysis of the effectiveness of the iTDE Technology in extracting radioactive contaminants as well as the refining of sunflower oil are ideally located in Ukraine. It is hoped that the current conflict will be resolved before the Company begins to concentrate on these areas of development for the iTDE Technology.

Current events in Ukraine do not have any material effect on the Company’s business which is currently focused on lithium and certain other extraction possibilities.

Results of Operations

The following table summarizes the results of our operations during the three months ended June 30, 2023 and 2022, respectively:

	Three Months Ended
	June 30,
	2023	2022	Change

Revenues	$-	$-	$-
Operating expenses	581,572	438,301	143,271
Other (Income) expense	(583,849)	16,224	(700,074)
Net profit (loss)	102,277	(454,525)	556,802
Profit (Loss) per share of common stock	0.00	(0.02)	0.02

The following table summarizes the results of our operations during the six months ended June 30, 2023 and 2022, respectively:

	Six Months Ended
	June 30,
	2023	2022	Change

Revenues	$-	$-	$-
Operating expenses	1,018,225	812,410	205,815
Other (Income) expense	(662,529)	30,005	(692,534)
Net profit (loss)	(355,696)	(842,415)	(486,719)
Profit (Loss) per share of common stock	(0.02)	(0.03)	(0.01)

During the second quarter of 2023, operating expenses rose very sharply when compared to the same period of 2022. This was directly related to work on the iTDE System pilot plant, that necessitated payment of construction deposits and down payments. The Company also repaid certain indebtedness under promissory notes that became due and has seem minor increases in payroll and consulting expenses as well as the cost of certain third party experts including its intellectual property managers and auditors. Other expenses remain broadly the same.

During the second quarter, the sale of exclusive rights to use the Company’s iTDE Technology in Bolivia offset the additional costs and reduced the impact of operating expense.

Liquidity and Capital Resources

As of June 30, 2023, we had total assets of $3,397,860 and an accumulated deficit of $4,048,428.

Our operating activities used $169,669 in cash for the six months ended June 30, 2023, while our operations used $313,305 cash in the six months ended June 30, 2022. During the period, the Company has focused attention on work necessary to complete the pilot plants. Strategically it was considered necessary to complete the pilot plants to enable the Company to move to the next stage of its marketing plan: to demonstrate the system and its extraction economics to potential users. The Company currently has several companies interested in testing the system using their particular brines and these tests will consume a considerable amount of time once the pilot plants are ready to process. Management considers it preferable to focus on this work, and this has led to an overall reduction in expenses prior to reengaging in other activities.

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

The Company received income of $500,000 during the six months ended June 30, 2023 from the sale of certain rights to its intellectual property, and we had no revenues or other income in the prior year same period.

In addition, certain key members of management have agreed to defer their remuneration until 2024 when it is anticipated that the pilot plants will be fully operational and the marketing of the technology properly advanced.

In spite of the receipt of first commercially generated income and a reduction in expenses, management believes that the Company’s cash on hand will not be sufficient to fund all Company obligations and commitments for the next twelve months. The Company has reached the stage in its development when it requires significant additional finance to be able to bring the first of its extraction processes to a marketable form. On March 20, 2023 the Company launched its March PPO seeking to raise $2.5 million at $5 per share. The Company closed immediately on the first $500,000 under this offering and expects to complete the financing before the end of the third quarter 2023.

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

Inflation

The Company has in the past used funding from debt convertible equity as its primary source of funding. In the event of a high inflationary environment, this method of funding may become more expensive and may be less readily available. Our core business and operating results are not affected in any material way by inflation.

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

Item 4 - Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s chief executive officer (who is the Company’s principal executive officer) and the Company’s President (who is the Company’s chief operating officer) as well as its Financial Officer (the Company’s principal financial officer) to allow for timely decisions regarding required disclosure. At present one person combines the roles of President and Chief Financial Officer. In designing and evaluating the Company’s disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The ineffectiveness of the Company’s disclosure controls and procedures was due to material weaknesses identified in the Company’s internal control over financial reporting, described below.

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

Based on this evaluation, the Company’s management concluded its internal control over financial reporting, while significantly improved, were still not effective as of June 30, 2023.

Changes in Internal Control Over Financial Reporting

Principal financial control is managed by the Company’s controller who maintains the accounts under the supervision of the Financial Officer. At present the Company still relies on advances by officers and employees using their own means of payment to fund the Company, these are then repaid against an accounting of such expense. The Company plans to issue its own means of payment in the future that would improve efficiency and transparency. To this end the Company expects to change its bankers during the course of the third quarter 2023. While we believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any Company have been detected, the Company continues to improve its control environment with a view to establishing an effective control environment and to satisfying the Company auditors of the same.

PART II

OTHER INFORMATION

Item 1 - Legal Proceedings

On May 16, 2022, the Company received formal notice of a wage claim from the Illinois Department of Labor filed by a former consultant (1099) who had already resigned from the Company with an effective date of March 18, 2022. The consultant is claiming $7,291.66 as a final payment for the period from February 9 to March 15, 2022. The complaint was filed on March 16, 2022 without any notice being given to the Company. On March 18, 2022, the date the resignation was due to take effect, the Company paid the consultant $5,833.33 as the final remuneration covering the days worked during the period. On July 27, 2022, the consultant sent notice to the Company maintaining that the demand for the full amount of $7,291.66 was still due. The Company has approached the Consultant to attempt to reconcile the claim made against the remuneration paid which appears manifestly incorrect, but the discussion was declined. The matter is still before the Illinois Department of Labor.

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

Date: August 21, 2023	NEXT-ChemX Corporation

	By:	/s/ Benton Wilcoxon
Benton Wilcoxon
Chief Executive Officer
(Principal Executive Officer)

