Form 10-Q
period 2023-09-30
NEXT-ChemX Corporation.
filed 2023-11-20
CIK 1657045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 17, 2023 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	28,546,834

NEXT-ChemX Corporation

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2023

2

NEXT-CHEMX CORPORATION

INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

NEXT-ChemX Corporation

Condensed Balance Sheets

(Unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash	$60,890	$28,355
Investments	101,525	-
Prepaid expense and other current assets	72,929	22,169
Total Current Assets	235,344	50,524

Property and equipment, net	13,955	17,957
Intangible asset, net	3,150,114	3,150,114
Total Non-current Assets	3,164,069	3,168,071

Total Assets	$3,399,413	$3,218,595

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$2,083,987	$1,548,740
Other Current Liabilities	511,980	11,980
Notes payable	825,000	926,007
Due to related party	25,132	-
Total Current Liabilities	3,446,099	2,486,727

Total Liabilities	$3,446,099	$2,486,727

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 28,546,834 and 28,058,535 shares issued and outstanding, respectively	28,547	28,347
Additional paid-in capital	5,396,053	4,396,253
Accumulated deficit	(5,471,286)	(3,692,732)
Total Stockholders’ Equity (Deficit)	(46,686)	731,868

Total Liabilities and Stockholders’ Equity (Deficit)	$3,399,413	$3,218,595

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXT-ChemX Corporation

Condensed Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenues	-	-	-	-

Operating expenses
General and administrative	403,435	387,859	1,421,663	1,200,269
Total operating expenses	403,435	387,859	1,421,663	1,200,269

Income (loss) from operations	(403,435)	(387,859)	(1,421,663)	(1,200,269)

Other income (expense)
Other income (expense)	(500,000)	-	(296,947)	-
Interest expense	(19,422)	(13,591)	(59,944)	(43,596)
Net other Income (expense)	(519,422)	(13,591)	(356,891)	(43,596)

Net income (loss)	(922,857)	(401,450)	(1,778,554)	(1,243,865)

Net income (loss) per common share: Basic and diluted	(0.03)	(0.01)	(0.06)	(0.04)

Weighted average number of common shares outstanding: Basic and diluted	28,495,747	27,998,211	28,439,508	27,661,631

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXT-ChemX Corporation

Condensed Statement of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

For the three, six and the Nine Months Ended September 30, 2023

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2022	28,346,834	$28,347	$4,396,253	$(3,692,732)	$731,868
Stock Issuances to 3rd Party	100,000	100	499,900		500,000
Net loss				(457,973)	(457,973)
Balance March 31, 2023	28,446,834	$28,447	4,896,153	$(4,150,705)	773,895
Net Income				(397,724)	(397,724)
Balance June 30, 2023	28,446,834	$28,447	$4,896,153	$(4,548,429)	376,171
Stock Issuances to 3rd Party	100,000	100	499,900		500,000
Net Income				(922,857)	(922,857)
Balance September 30, 2023	28,546,834	$28,547	$5,396,053	$(5,471,286)	$(46,686)

For the three, six and the Nine Months Ended September 30, 2022

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2021	27,385,437	$27,385	$3,634,034	$(1,948,933)	$1,712,486
Net loss				(387,890)	(387,890)
Balance March 31, 2022	27,385,437	$27,385	$3,634,034	$(2,336,823)	$1,324,596
Stock issued on conversion of 3rd party Loans	468,487	468	350,893		351,361
Stock issued on conversion of related party loans	60,459	$60	$60,399		60,459
Net loss				(454,525)	(454,525)
Balance June 30, 2022	27,914,383	$27,914	$4,045,325	$(2,791,348)	$1,281,891
Stock issued on conversion of 3rd party loans	144,152	144	107,967		108,111
Net loss				(401,450)	(401,450)
Balance September 30, 2022	28,058,535	$28,058	$4,153,292	$(3,192,798)	$988,522

The accompanying notes are an integral part of these consolidated financial statements.

NEXT-ChemX Corporation

Condensed Statements of Cash Flows

(Unaudited)

	For the nine months ended
	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income(loss)	$(1,778,554)	$(1,243,865)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,002	3,826
Other income received in form Shares of Stocks	(203,050)	-
Consultant commission paid in third party stock	101,525	-
Other Expense paid in stocks	500,000
Changes in Operating Assets and Liabilities:
Prepaid expenses	(50,760)	(1,300)
Accounts payable and accrued liabilities	1,060,379	752,474
Net cash provided by (used in) operating activities	(366,458)	(488,865)

INVESTING ACTIVITIES
Purchase of property and equipment	-	(1,577)
Net cash provided by (used in) investing activities	-	(1,577)

FINANCING ACTIVITIES
Proceeds from the Stock Issuance of Common Stocks	500,000	-
Proceeds from convertible notes payable - related party	-	60,000
Net proceeds from notes payable	345,000	456,007
Repayment of related party loans	-	(5,900)
Repayment of notes payable	(446,007)	(30,000)
Net cash provided by (used in) financing activities	398,993	480,107

Net increase (decrease) in cash	32,535	(10,335)
Cash, beginning of year	28,355	10,429
Cash, end of the period	$60,890	$94

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-	$-
Interest	$37,212	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Common Stock issued on Conversion of 3rd party loan	$-	$459,472
Common stock issued on conversion of related party notes payable and accrued interest	$-	$60,459

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXT-ChemX Corporation

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2023

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

NEXT-ChemX Corporation, formerly known as AllyMe Group Inc. (“Company”, “we” or “us”) was incorporated under the laws of the State of Nevada on August 13, 2014 and has adopted a December 31 fiscal year end. The Company trades on the OTC market (Pink Sheet) under the symbol “CHMX”. In December 23, 2021, the Company filed SEC Form 8 A12G becoming a mandatory filer and has since complied with the reporting requirements of the Securities Exchange Commission as a reporting issuer.

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

The primary focus of the Company is the commercial launch of its iTDE Technology in a scalable system, deployable remotely to customer locations, that will enable the commercial extraction of lithium from natural brines and geothermal sources as well as liquors from leached mined ore solutions. Other potential future commercial applications for the iTDE Technology include:

●	Extracting Fatty Acids from Vegetable Oils for More Economical Refining;
●	Extracting of Radioactive Ions from Nuclear Plant Stored Water;
●	Extracting of Metal Ions from Mine Leach Solutions, Effluent, or Tailings; and
●	Desalination of Sea Water, by Extracting Ions for Water Purification

During the third quarter of 2023, the Company has continued to manage the construction of the 2 pilot plant systems that will form the basis of its ongoing commercialization efforts by demonstrating the scalability of the system for commercial purposes, by providing actual commercial data to define typical running costs, and by generating commercial interest by processing samples supplied by potential customers to demonstrate the iTDE technology’s capability commercially. The two planned systems include (i) a smaller flexible system utilizing the iTDE Technology that will enable the processing of solutions containing lithium to demonstrate the commercial viability of the system; and (ii) a larger system that will handle the processing of industrial quantities of brines, better demonstrating the scalability and performance of the system when used commercially to extract lithium.

The smaller system is designed to facilitate work on refinement of the basic iTDE system by enabling, in particular, changes to sensor types and positions as well as adaptations to its other relevant systems. It is anticipated this will contribute to improvements in efficiency and assist in the modelling of the process for commercial implementation, enabling changes that will reduce the cost and improve the economics of the process. The inherent flexibility of the design also allows the Company to carry out its research into the extraction of other elements, and thereby to explore the commercial viability of the extraction of other elements.

The completion of the systems has been further delayed due to the long lead times for certain sensors and other necessary systems as well as a lack of funding in place. The present estimate for the completion of the first system is early in the first quarter of this year.

In the third Quarter, the Company closed its laboratories in the incubator facility run by the University of Illinois that would not be properly adapted to handling the operation of the pilot plants. The Company is seeking new premises that will be able to handle the import and storage of large quantities of chemicals and customer brines. The opening of the new facility is anticipated to coincide with the completion of the first pilot plant.

The Company anticipates first running extraction tests on brine solutions mixed with controlled defined quantities of elements that approximate the naturally occurring brines of potential customers. The Company has already received brine samples from Clontarf Energy plc, a UK AIM listed company with whom the Company concluded an agreement to iTDE Technology in Bolivia through a jointly established commercial venture. The composition of these brines will be the basis for modeling these controlled samples. This initial calibration of the system should provide a better baseline for the testing before proceeding to operate with actual brines. Subsequent testing of the naturally occurring brines on which the test samples were devised will then contribute to a better understanding of how the process copes with impurities and other elements.

The Company continues to pursue its intellectual property protection strategy with testing and development to support a strong protection profile.

NOTE 2 – GOING CONCERN

The Company has incurred losses since inception (August 13, 2014) resulting in an accumulated deficit of $ 5,471,286 as of September 30, 2023. Until such time as the pilot plant is completed and the Company can commence the normal commercialization of its technology, further losses are anticipated. Management anticipates more losses before the exploitation of the system can be expected to break-even or to turn a profit. For the nine months ended September 30, 2023, the Company showed a net loss of $1,778,554, as compared with the loss of $1,243,865 for the nine months ended September 30, 2022. The net cash used in operating activities of the Company during the nine months ended September 30, 2023 and 2022 was $366,458 and $488,865, respectively. Notwithstanding the receipt of the first remuneration from the commencement of the commercialization of the Company’s main asset, its iTDE Technology, there remains a substantial doubt regarding the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the continuing and expanding success of the Company’s development efforts. However, management expects at present that the Company will require additional capital.

In the first quarter of 2023, the Company launched a private placement offering (“March PPO”). The March PPO targets qualified investors and is anticipated to raise up to $2.5 million to cover development plans to enable the Company to demonstrate the iTDE Technology’s commercial viability and to showcase its advantages. The Company received $500,000 at the end of the first quarter of 2023 as part of the March PPO but as at September 30, has not closed on additional funding.

The Company will need to complete the financing of a minimum of $2 million under the present offering and may be required to increase the upper limit of the March PPO if further delays in closing occur. There is no assurance, however, that the March PPO financing will close or that other financing will be available in the future. The possible inability to raise the financing necessary and the general business uncertainties and particular conditions and situation described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

From the anticipated receipts of the March PPO, the Company must discharge outstanding payables of $168,637 and a further $365,200 in accrued expenses together with a total of $110,736 in payables for salary, remuneration and expenses. In addition, the Company should pay $142,000 in salary to senior executives that was deferred but will fall due only on or before December 8, 2023, with remaining amounts due to the same executives as at September 30, 2023 being payable only after August 15, 2024.

During the third quarter 2023, the Company agreed to extend the repayment dates for 5 of its loans totaling $575,000 by one year. As a result, the Company will commence debt repayments in the third quarter 2024 with the repayment of $250,000. A further $500,000 will fall due in the fourth quarter 2024 with the remainder due in 2025. Covering the payables of $786,573 due on or before December 8, 2023 will leave a significant amount of operating capital available for ongoing operations, completion the pilot plant and the commencement of the marketing of the iTDE System during the fourth quarter of 2023. The Company anticipates that with the completion of its pilot plant during the first quarter of 2024 it will be able to generate income to support the business with revenues generated from the deployment of its iTDE System commercially.

Ultimately, the ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and, or the private placement of common stock. However, there can be no assurances that management’s plans will be successful.

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

Intangible asset

The iTDE Technology is classified as an indefinite intangible asset by the Company based on it being a fundamental stem technology that has applications in numerous fields and that is anticipated to give rise to other applications and techniques. As a result, no amortization has been recorded against the asset which remains at its October 1, 2021 value of $3,150,114 (see Note 5 to these unaudited condensed financial statements). The Company carries out regular assessments of the iTDE Technology to identify if its value is impaired in any way, (i) on an annual basis and (ii) if, in the opinion of Management, there exists any reason external or internal why the asset might be impaired. In the opinion of management, as at the date of this report, there exists no reason external or internal why the asset might be impaired.

Revenue Recognition

The Company utilizes a five-step process when assessing the recognition of revenue from contractual obligations.

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

NOTE 4 – PREPAID EXPENSE AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets amounted to $72,929 as at September 30, 2023, it was increased from the $22,169 reported as at December 31, 2022. This represents an increase of $50,760 during the period. Prepaid expenses comprise a $1,600 deposit on the rental of laboratory facilities and a $600 deposit under a consultancy agreement, both unchanged. The remainder comprises advance payments for the purpose of filing for intellectual property protection. Payments are made in trust to our IP attorneys through whom amounts are disbursed when required. The trust account is replenished when needed.

NOTE 5 – PRINCIPAL ASSET (iTDE TECHNOLOGY)

The Company’s principal asset is the certain indefinite intangible intellectual property, comprising specifically certain patents and patent applications along with the existing and developing knowhow, relating to a novel extraction process proven capable of removing ions from solution using hollow fiber membranes (the “Extraction Technology”). The technology represents, in the opinion of management, an entirely novel approach to the process of extraction of ions that is anticipated to be cheaper, more efficient and less damaging to the environment. Following an assessment of the Extraction Technology carried out at the end of Q3, 2021, it was determined that the Extraction Technology had an indefinite useful life. The said indefinite, intangible asset will not be amortized; however, the value of the Asset will be examined for impairment periodically in accordance with ASC 350. At September 30, 2023, the Extraction Technology is valued on the balance sheet at $3,150,114.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of September 30, 2023 and December 31, 2022, accounts payable and accrued liabilities consisted of as follows,

	September 30,	December 31
	2023	2022
Accounts payable and accrued expenses	$573,728	$471,567
Accrued payroll	1,461,547	1,051,192
Accrued interest	48,712	25,981
Total	$2,083,987	$1,548,740

NOTE 7 – CONVERTIBLE NOTES, PROMISSARY NOTES AND LOANS

During the nine months ended September 30, 2023, the Company did not issue any new convertible notes and there are no convertible notes outstanding.

As of December 31, 2022, the Company had a total of ten outstanding promissory notes, all issued during 2022 and having an aggregate value of $426,007. Each of these promissory notes was issued with a term of one-year term and pays 8% interest annually in arrears. During the nine months ending September 30, 2023, the Company repaid the principal and interest on all the promissory notes having an aggregated value of $426,007 as they became due. The Company did not issue any new promissory notes during the three months ending September 30, 2023.

As of December 31, 2022, the Company had three outstanding loans with an aggregate value of $500,000. Each of these loans is repayable in one year and pays 10% interest annually in arrears. The Company contracted a further two loans during the nine months ending September 30, 2023 with an aggregate value of $125,000. Each of these loans is repayable in one year and pays 10% interest annually at maturity.

During the nine months ended September 30, 2023, the Company recognized interest expense on its loans and promissory notes of $59,944.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company continues to rely on advances from related parties in support of its operations and cash requirements and this is expected to continue until such time as the Company can support itself or attain adequate financing through sales of equity or debt financing. Most of this support took the form of the nonpayment of all or a portion of salary payments to senior Directors, Officers, consultants and employees, effectively constituting a deferred debt payment to such persons.

As at September 30, 2023, directors, officers and employees, including full time consultants, were owed a total of $1,549,043 for salaries, remuneration and expenses. Of this $1,475,149 is owed to five senior officers and employees (“Senior Managers”).

Four Senior Managers of the Company have agreed not to receive payment for the majority of the outstanding indebtedness due to them at September 30, 2023. Only $162,000 of their current indebtedness will be payable on or before Friday, December 8, 2023, the remainder being deferred until the Company is in a better financial condition but not before the earlier of August 15, 2024 or the date on which the Board of Directors shall decide to make payment prior to that date. Interest will begin to accrue on outstanding unpaid indebtedness that is past due for ninety days on July 1, 2023 at a rate of 8% per annum.

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 and 5,000,000 shares of preferred stock with a par value of $0.001. There was no preferred stock issued and outstanding as of September 30, 2023.

On September 30, 2023, there were 28,546,834 shares of common stock outstanding.

During the nine months ended September 30, 2023, the Company issued 200,000 shares of common stock. 100,000 shares of common stock were issued to two existing shareholders as part of an exempt private placement of the Company’s shares. The private placement offering is ongoing and is now scheduled to close on December 29, 2023 at which time the Company expects to have raised 2.5 million at $5 per share. An additional 100,000 shares of common stock were issued during of three months ending September 30, 2023 to a UK publicly traded company in compliance with certain contractual obligations of the Company.

During the nine months ended September 30, 2023, the Company issued no options under the Company’s 2021 Stock Incentive Plan (the “Plan”).

During the nine months ended September 30, 2023, the Company issued no convertible debt exchangeable into shares of common stock.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated events occurring subsequent to the balance sheet date through the date these unaudited condensed financial statements were issued and determined there are no additional events requiring disclosure.

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

The Company believes it has the ability of the system to scale up due to its modular configuration: adding more units increases the extraction potential. It is expected therefore that, following successful completion and trial and calibration of the iTDE System pilot plant, the Company will launch the commercial testing and deployment of its system that will enable the commercial deployment of the system.

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

Impact of Events in Ukraine

The Company still retains a small presence in Ukraine. While no further research and development is conducted in Ukraine, the Company hopes to restart its programs in Kyiv following resolution of the ongoing conflict. In particular, the analysis of the effectiveness of the iTDE Technology in extracting radioactive contaminants as well as the refining of sunflower oil are ideally located in Ukraine.

Current events in Ukraine do not have any material effect on the Company’s business which is currently focused on lithium and certain other extraction possibilities.

Results of Operations

The following table summarizes the results of our operations during the three months ended September 30, 2023 and 2022, respectively:

	Three Months Ended
	September 30,
	2023	2022	Change

Revenues	$-	$-	$-
Operating expenses	403,435	387,859	15,576
Other (Income) expense	519,422	13,591	505,831
Net profit (loss)	(922,857)	(401,450)	521,407
Profit (Loss) per share of common stock	(0.03)	(0.01)	0.02

The following table summarizes the results of our operations during the nine months ended September 30, 2023 and 2022, respectively:

	Nine Months Ended
	September 30,
	2023	2022	Change

Revenues	$-	$-	$-
Operating expenses	1,421,663	1,200,269	221,394
Other (Income) expense	356,891)	43,596	313,295
Net profit (loss)	(1,778,554)	(1,243,865)	534,689
Profit (Loss) per share of common stock	(0.06)	(0.04)	0.02

During the third quarter of 2023, operating expenses rose very sharply when compared to the same period of 2022. This was directly related to work on the iTDE System pilot plant, that necessitated payment of construction deposits and down payments. The Company also repaid certain indebtedness under promissory notes that became due and has seen minor increases in payroll and consulting expenses as well as the cost of certain third-party experts including its intellectual property managers and auditors. Other expenses remain broadly the same.

During the third quarter, the sale of exclusive rights to use the Company’s iTDE Technology in Bolivia offset the additional costs and reduced the impact of operating expense.

Liquidity and Capital Resources

As of September 30, 2023, we had total current assets of $235,344 and an accumulated deficit of $5,471,286.

Our operating activities used $366,458 in cash for the nine months ended September 30, 2023, while our operations used $488,865 cash in the nine months ended September 30, 2022. During the period, the Company has focused attention on the work necessary to complete the pilot plants. Strategically it was considered necessary to complete the pilot plants to enable the Company to move to the next stage of its marketing plan: to demonstrate the system and its extraction economics to potential users. The Company currently has several companies interested in testing the system using their brines and these tests will consume a considerable amount of time once the pilot plants are ready to process. Management considers it preferable to focus on this work, and this has led to an overall reduction in expenses prior to reengaging in other activities.

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

The Company received $500,000 during the nine months ended September 30, 2023, from the sale of certain rights to use its intellectual property. No revenues or other income were recorded during the period or in the prior year same period.

In addition, certain key members of management have agreed to defer their salaries until 2024 when it is anticipated that the pilot plants will be fully operational and the marketing of the technology properly advanced.

Despite the receipt of cash for the sale of certain intangible rights to the Company’s technology and a reduction in expenses, management believes that the Company’s cash on hand will not be sufficient to fund all Company obligations and commitments for the next twelve months. The Company has reached the stage in its development when it requires significant additional financing to be able to bring the first of its extraction processes to market. On March 20, 2023, the Company launched its March PPO seeking to raise $2.5 million at $5 per share. The Company closed immediately on the first $500,000 under this offering and hopes to complete the March PPO financing before the end of the fourth quarter 2023.

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

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position. Our critical accounting estimates are more fully discussed in Note 2 to our unaudited financial statements contained herein.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4 - Controls and Procedures

Disclosure of Controls and Procedures

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

Based on this evaluation, the Company’s management concluded its internal control over financial reporting, while significantly improved, was still not effective as of September 30, 2023.

Changes in Internal Control Over Financial Reporting

Principal financial control is managed by the Company’s controller who maintains the accounts under the supervision of the Chief Financial Officer. At present the Company still relies on advances by officers and employees using their own means of payment to fund the Company, these are then repaid against an accounting of such expense. The Company plans to issue its own means of payment in the future that would improve efficiency and transparency. To this end the Company changed its bankers during the course of the third quarter 2023. While we believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any Company have been detected, the Company continues to improve its control environment with a view to establishing an effective control environment and to satisfying the Company auditors of the same.

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

Date: November 20, 2023	NEXT-ChemX Corporation

	By:	/s/ Benton Wilcoxon
Benton Wilcoxon
Chief Executive Officer
(Principal Executive Officer)

