Form 10-K
period 2023-12-31
NEXT-ChemX Corporation.
filed 2024-04-01
CIK 1657045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2023

☐ Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from _______________ to _______________

Commission File Number: 000-56379

NEXT-CHEMX CORPORATION

(Exact name of small Business Issuer as specified in its charter)

Nevada	32-0446353
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

1980 Festival Plaza Drive, Summerlin South 300, Las Vegas, Nevada	89135
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (725-867-0789)

n/a

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
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter (December 31, 2023): $41,679,153.00

State the number of shares outstanding of the registrant’s $0.001 par value common stock as of the close of business on the latest practicable date (March 29, 2024): 28,546,834

Documents incorporated by reference: None.

FORWARD LOOKING STATEMENTS

Forward-Looking Statements

This Annual Report on Form 10-K (the “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“Reform Act”) regarding future events and the future results and prospects of NEXT-ChemX Corporation (the “Company”). In particular, these are to be found in Part I, Item 1 of this Report under the heading “Business” and Part II, Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements set out management’s current expectations, estimates and projections in particular in relation to the Company’s future business and are based on certain assumptions about future events. Any statement contained herein that does not directly relate to any historical or current fact is a foreword-looking statement within the meaning of the Reform Act. Words such as “future,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “predicts,” “will,” “would,” “could,” “can,” “may,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and elsewhere in this Report as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

Unless otherwise stated, all information presented herein is based on the Company’s fiscal calendar, and references to particular years, quarters, months or periods refer to the Company’s fiscal years ended in December and the associated quarters, months and periods of those fiscal years.

PART I

ITEM 1. BUSINESS.

Company History and General Information

NEXT-ChemX Corporation (the “Company”), originally known as WeWin Group Corp before becoming, from December 2018, AllyMe Group, Inc., was organized on August 13, 2014 as a Nevada corporation under Chapter 78 of the Nevada Revised Statutes and listed under the trading symbol (“WWIN”).

On April 26, 2021, the Company underwent a change of control in which the previous majority shareholder of the Company, sold 8,618,000 shares of common stock of the Company to Arastou Mahjoory and Kenneth Mollicone, each an accredited investor, in equal parts with one additional share held by Mr Mollicone.

On April 27, 2021, the Company entered into that certain Asset Purchase Agreement (the “Asset Purchase Agreement”) with a Texas private company, NEXT-ChemX Corporation (“NEXT-ChemX (Private)”), pursuant to which the Company acquired the certain intellectual property assets of NEXT-ChemX (Private), specifically certain patents and patent applications, in exchange for the issuance of an aggregate of 23,844,448 shares of common stock of the Company (the “APA Issuance”). As a result of this acquisition of assets, the business of the Company was changed to the commercialization of the certain novel innovative Ion-Targeting Continuous-Flow Direct Extraction Technology (“iTDE Technology”). Since the iTDE Technology is to be embodied in a definite system that will process and extract targeted chemicals, the current business is now, following the reorganization, best defined under SIC Code: 3559 - Chemical Machinery and Equipment.

Following the acquisition and the APA Issuance, Messrs. Mahjoory and Mollicone acquire an additional 322,989 shares of common stock from several minority shareholders and agreed to cancel an aggregate of 5,418,000 of their shares of common stock of the Company.

As part of the reorganization of the business of the Company, the Company’s Board of Directors and management were also changed, with all previous directors and officers resigning and being replaced with 2 Directors nominated by NEXT-ChemX (Private). In addition, the Company’s plans, organization, focus and long-term strategy were redefined. As a result, the projections, prospects and expectations contained in the Company’s reporting documents issued since April 27, 2021 outline a very different future, having been radically reassessed.

In order that the change of the business of the Company from business consulting to the design and manufacture of chemical extraction equipment be clearly underlined, and better to reflect to the markets the actual business of the Company, the Company’s Board of Directors decided change its name, adopting the name of its new principal shareholder, NEXT-ChemX (Private) that had supplied the iTDE Technology in exchange for the APA Issuance. The Board of Directors considered that name ‘NEXT-ChemX’ better defines the Company’s new business of Chemical extraction, signals the novel approach of the iTDE Technology and distances the Company from its original business consulting roots. On June 16, 2021, the Company’s Board of Directors approved the change of name from “AllyMe Group Inc.” to “NEXT-ChemX Corporation”. Approval for this was granted by FINRA on July 22, 2021. The Company began trading under the new trading symbol “CHMX” on July 30, 2021.

The Company’s principal address is at 1980 Festival Plaza Drive, Summerlin South 300, Las Vegas, Nevada. The Company currently conducts its principal development work in India.

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

The iTDE Technology is the principal asset of the business. It enables the creation of a versatile ion extraction system based on a unique chemistry that operates by passing liquids containing ions (e.g.: brines, leach liquors, oils, contaminated water) through a circuit of very-high surface-area hollow fiber membranes (“iTDE System”). From this flow, targeted ions are attracted across a membrane to accumulate the required, targeted materials in a process called “ion-harvesting”. The iTDE System, which mimics the chemistry of biological processes, operates at standard temperature and pressure. The speed of the flow (and harvest rate) depends on several operational factors which include the composition of the liquid.

Nature has evolved very efficient processes to extract ions from solutions and much of higher life biology is based on these principles. By mimicking this, our iTDE System is effective and efficient without using high pressures or high temperatures. This radical new commercial approach to extraction technique harnesses principles as old as nature herself. The iTDE Technology has now proven its ability to extract a large array of different ions from liquid solutions as one would expect from the natural environment, operating at ambient temperatures and pressures and even where targeted ions exist in low concentrations.

Due to its operational methodology, the iTDE System extracts continuously, without the need for batching, separation or evaporation stages, targeting ions directly from the fluid flow. While a deployed system may use filtration or other techniques to remove certain impurities prior to commencing extraction, the iTDE System itself avoids the need for sophisticated filtration techniques, electrolysis or ion-exchange and does not operate using osmotic process. As a result, it uses significantly less energy in comparison to currently deployed market alternatives and can easily be adapted to extract a range of valuable materials from the same brines and liquors.

By adjusting system variables, the iTDE System can extract ions existing in very low concentrations from liquid solutions without the need to pre-concentrate the solution through evaporation. This is an important feature where the removal of chemical contaminants is critical or where other environmental considerations are important, notably, in respect of water management programs. The system can also be used as a synergistic resource for improving water supply, for example by reducing the salinity of aquifers from which solutions are drawn while simultaneously harvesting commercially interesting ions and salts.

The iTDE System only extracts targeted materials and should not precipitate a contaminated residue or result in a waste that may be difficult to deal with environmentally. The result is that the system generates much less damaging waste than alternatives and is usefully deployed in areas where water resources are precious.

A critical advantage of the iTDE Process is its alignment with sustainable systems. Sustainable processes are those that do not disrupt the natural cycles when they operate to make change and do not deplete finite resources unacceptably to drive their process; we believe that since iTDE Technology only removes specific ions from targeted solutions, leaving the remaining solution essentially unchanged, the iTDE System provides a truly sustainable process: a “surgical” means of concentrating required materials from solutions. This gives the iTDE System an innate advantage in its ability to refine and improve liquids and oils as well as cleaning or decontaminating the environment.

The iTDE System is expected to be introduced as a modular system, completely scalable (essentially by adding more circuits), making it both economical and flexible. Land usage is dedicated only to the system installation with its plant, necessary storage tanks and collection facilities. Where once the modules were deployed there is little if any lasting damage to the environment from system operations.

The Company plans to deliver the iTDE system to market in units based on the geometry of a 40’ sized container, configured as part of a larger system. This gives the total plant a low maintenance downtime and allows the Company a unique ability to service iTDE Systems by “hot swapping” the component parts for operational variation or for maintenance purposes, thus maximizing efficiency.

The Company is unaware of any similar process and believes its iTDE System to be unique in its advantages.

The Commercialization Process

In general, the process of commercialization of any physically embodied novel technology from its theoretical proposal to its successful commercialization follows a broadly similar course. This can be described as follows:

●	Initial Phase: the technology must be demonstrated as novel and viable: it actually has to be proven to work. Proving technology usually takes place in a laboratory and demonstrates its functionality and practical application. At the end of this process, the technology can be said to be proven, but it is not yet necessarily commercially viable;

●	Pilot Testing Phase: once proven, the process of defining limitations, process elucidation and scale up begins, usually with some form of controlled pilot system. These are developed first to ensure that the system can still operate away from the laboratory bench, and more robustly, but are also required to define and measure the operational capabilities of the technology. At this stage information is gathered to document process variations and the effects of adjustments and modifications; different materials and operational parameters may be tried and tested;

○	Concurrently with and extending beyond the initial controlled pilot system, the process control systems should be designed and tested to ensure quality control and reliability. In this respect, initial controls are also used as development tools for the system but must be reduced to the minimum interference and cost for the process quality control. At this stage quality measurement points and process control systems are mapped and defined and/or developed. With the iTDE System, it is important to define process kinetics in depth to identify variables in the definition of process controls and modifiers for specific customer supplied liquid materials;

○	Operational data from the initial controlled pilot system is additionally used to create working economic models that define expenses and predict commercial operating and lifetime costs. This forms the basis of product and system definition that can be used to finalize a proposed commercial viability analysis as well as marketing documentation;

○	At this stage practical testing can be done preferably with potential customer and commercial partner inputs of materials, conditions and requirements. This opens the first marketing efforts.

●	Operational Pilot Deployment Phase: From the controlled pilot system, the next phase is to move to the construction of a commercial pilot plant. This incorporates and makes use of all the system definitions and improvements resulting from the controlled pilot system to create a robust commercially deployable system that can operate in the field. This is essentially a ‘prototype’ of the final product. The prototype system will usually include many process controls necessary to monitor the operation of the system in full deployment. At this stage, the system is usually deployed with a partner willing to allow the operation of their plant together with the Company as technology developer;

○	Measuring plant operation against real-world considerations is vital to the implementation of operating efficiency and to calibrating the reliability of the system. Parameters are adjusted to compensate for deployed operational conditions or to accommodate deployment and operational issues;

○	Commercial data is collected to finalize the commercialization model;

○	Operational manuals are designed and produced, and issues of product liability are resolved eventually with input from insurance organizations and environmental groups;

○	Product certifications are sought where applicable; and

○	Marketing materials are finalized.

●	Initial Commercial Deployment Phase: Initial commercial deployment focuses on the construction and scale up of production facilities organized and documented, suitable to meet commercial demand. The introduction of the products and systems is carefully controlled and priced to enable a controlled ramp up of production, while discouraging copies and patent litigation;

○	Options for specially designed systems and an expansion of the defined field of usage is considered and explored;

○	Financing options to assist with sales are also explored at this stage;

●	Full Commercialization: The final phase is the Full Commercialization Deployment supported by finance and production as well as a clear marketing plan.

These five technology commercialization stages outlined above are broadly generic, but do also apply specifically to the Company’s business.

While at present the Company has no revenues, and therefore requires investment to follow the process of working towards Full Commercial Deployment of the iTDE Technology, the Company has been advancing slowly towards its business goals, following the technology commercialization plan outlined above. The current principal goal is deployment of a viable product that embodies the iTDE Technology and is commercially advantageous. Based on the current information, Management believes that the achievement of this goal is fully possible. To understand this more specifically, it is important to assess where in the commercialization process the iTDE Technology is currently to be found, as this addresses in part the business opportunity represented by the iTDE Technology, as well as defining the work remaining along such commercialization path and points to the time necessary for its potential introduction to the market.

The Company’s progress towards Market Readiness

It is always difficult to identify exactly where any technology is to be found along the path to its commercialization and how soon it will be ready for commercial deployment. Throughout fiscal year 2023, the focus was on the design and construction of a controlled pilot system consistent with the needs of the pilot testing phase. In order better to concentrate on this, given the limited resources and knowing that the extraction technology has been proven in the laboratory for a variety of critical materials, the Illinois Laboratory was closed during 2023 and the Company turned to consider the engineering issues using consultants and contractors from India. having proven certain extraction rates, and the ability of the iTDE Technology to operate effectively. This puts us into the second phase. The best estimate for completion of the controlled pilot plant is that it will be operational at the beginning of the third quarter of 2024. If successful, this could lead to operational pilot deployment at customer sites in the first quarter of 2025.

The principal focus of the commercialization effort is the extraction of Lithium from brines and geothermal sources as well as liquors from leached mined ores.

In the design of our lithium extraction process, we have developed a system for the extraction of the many valuable naturally occurring additional ions present in lithium-containing solutions. We believe that this approach, isolating a variety of different elements during extraction, will yield potential additional revenues or improve the environment by reducing or eliminating unwanted ions, including contaminates. The resulting process should generate a more cost effective lithium extraction by enabling the sale of other valuable materials, with minimal disruption to the environment.

In recent years there has developed considerable concern regarding the environmental effects of commercially deployed methods of lithium extraction, in particular South America where water resources are lost to evaporation, and toxic concentration lakes have a profound impact on the environment, particularly the fauna. By using the iTDE System, we believe that most of the water resources can be either be returned to the aquifers or lakes from which they were drawn so that the long-term disruptive footprint of the process will be minimal, or potentially used in human activities such as farming or social or development needs.

On March 27, 2023, the Company entered into a contractual partnership agreement (“Partnership Agreement”) with the UK AIM listed company Clontarf Energy plc (“Clontarf”). The Partnership Agreement provides for the formation of a 50:50 joint venture intended to be the vehicle the parties to the Partnership Agreement use to negotiate with “Pública Nacional Estratégica Yacimientos de Litio Bolivianos” (the ‘National Strategic Public Company of Bolivian Lithium Deposits’ or “YLB”) for the rights to exploit lithium mining and extraction in Bolivia using iTDE Technology. If successful, the partners plan to create a corporate joint venture organized in Bolivia (“JVCo”) that would commence operations for the benefit of the partners.

On April 21, 2023, following (i) receipt by the Company of US$500,000 paid by Clontarf to secure for the Partners’ cooperation the exclusive rights to use the iTDE technology on the territory of Bolivia to extract lithium from Bolivian brines (“Exclusivity Fee”), and (ii) the issuance by Clontarf to the Company of 192,500,000 Clontarf shares in certificated form immediately and an additional 192,500,000 Clontarf shares in certificated form under an agreement subjecting the said shares to a “locked in period” restricting the trading of the share for a period of 12-months from issuance. Half of these shares were paid in commission to a third party that had arranged the relationship with Clontarf.

Under the terms of the Partnership Agreement, the Company issued to Clontarf 100,000 fully paid restricted shares of common stock of the Company representing the US dollar value of $500,000.

Under the terms of the Partnership Agreement, if the Company concludes a transaction with 2 specific named entities on or before March 27, 2025, Clontarf will be entitled to a 15% contributing interest in the Company’s component of the agreed structure resulting from the agreement with either or both named third parties. The entitlement of Clontarf to any fees shall be limited to any participation by the Company in the ownership of the equity of any joint ventures or other forms of corporate cooperation between the Company and those two entities. Such entitlement shall exclude any participation in the maintenance or management arrangements for the iTDE technology or any similar tolling or servicing arrangement.

If the business proceeds successfully, the Partnership Agreement provides for Clontarf to issue to the Company the following of its fully paid ordinary shares:

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

In principle all decisions made by the partnership, until such time as the new operating company is established in Bolivia, shall be made unanimously. Partners may delegate their decision-making rights to their managers appointed to the partnership, however, the following decisions are reserved for the parties alone:

(i) the Company shall have the right to decide on any issues that relate to the iTDE Technology and its process systems including: their use, implementation and demonstration; the manner of their deployment and any operational issues relating thereto, provided however, this shall be done in the interest of furthering the Partnership’s purpose within the constraints of the extraction system; and the Company shall also decide on all matters relating to the pursuit, maintenance, defense and enforcement of the iTDE Technology; and

(ii) Clontarf shall have the right to make any decisions regarding the negotiations with YLB, third parties dealing with YLB and the terms of the arrangement with YLB, provided however, any benefits derived from the Exploitation Agreements will vest in the Partnership or JVCo with the Partners treated equally.

No party to the Partnership Agreement shall be liable to contribute capital to the Partnership and all monies expended by the parties to the Partnership Agreement prior to successful demonstrations of the iTDE technology to YLB officials leading to an understanding regarding the deployment of a pilot plant in Bolivia will be borne by each party, excepting the cost of YLB officials visiting for demonstration of the iTDE Technology. Agreed expenses thereafter shall be covered by agreed capital contributions or considered a debt to be reimbursed by the Partnership, paying reasonable agreed interest, unless and until the Partnership shall require deploying the pilot plant in Bolivia. When financing the cost of a Bolivian pilot plant (based on the budget provided by the Company), any amounts required exceeding $100,000, should be made by funding to the capital of the Partnership and may operate to change the ownership if the Partnership in the following manner:

Each Partner will have equal opportunity cover the required financing by making agreed contributions to the capital of the Partnership in proportion to that Partner’s share of the Partnership, however, if a Partner is unwilling or unable to meet such additional required contribution within a reasonable period, then the remaining Partner may contribute that proportion remaining unfunded.

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

Long Term Prospects and Market Potential.

The iTDE Technology has a wide field of potential future applications. In addition to lithium extraction, the system can; extract fatty acids from vegetable oils to create a superior refining process that does not produce certain toxic waste generated by the currently deployed process; extract radioactive ions from nuclear waste waters; extract specific metal ions from mining leach solutions and waste effluents; in recycling; and can remove ions from seawater for desalination, among other things. The potential of these applications has not been fully explored by the Company although some work was commenced before suspension in early 2022 to focus on lithium. The Company has adopted the following prioritization of its product development strategy for the iTDE Technology incorporating the following order of priority (all dates are estimates):

●	Current: Lithium Extraction from Natural Brines, Geothermal Wells & Mine Leach Solutions;

●	Commencing 3rd Quarter 2024: Vegetable oil refining by direct extraction of deleterious Fatty Acids;

●	Late 2024: Direct Extraction of Radioactive Ions from Nuclear wastewater.

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

Human Resources

Essential to the success of the commercialization process is the hiring and retention of a successful management and operations team. The core team remains small but dedicated. However, lack of funding during 2023 has restricted the Company ability to hire necessary staff. To conserve resources, the Company closed its facility in Illinois with the loss of certain staff, rehiring certain staff in India better to pursue its engineering goals. The Company placed a greater emphasis on the employment of consultants during fiscal year 2023 rather than using full time employees. However, following completion of the pilot plant currently under construction, to recommence building its team of full-time engineers and researchers better to further the commercialization of the iTDE Technology. It is expected that the current team of consultants in India managing the controlled pilot system design and construction may be brought on full time and relocated to the Company’s principal offices.

Employees

As of December 31, 2023, the Company had six full time employees working in three different countries and several critical consultants working part time. This staff level is expected to increase significantly in the fiscal year 2024 as staff currently working on a contractual basis convert to full time employment.

Workplace Practices and Policies – Inclusion and Diversity

The Company is a small corporation with a small budget and a difficult path to the commercialization of a new technology that requires tight control of recourses and a clear focus on the achievement of goals. For this reason, necessarily, the Company favors the hiring of expert personnel to fill the small number of roles that require a particular and definite expertise. In respect of this, the Company is single-minded, however, the Company is an equal opportunity employer and seeks a diverse corporate culture that can only be achieved by a commitment to inclusion and diversity among employees at all levels. In addition, the Company is committed to providing a workplace free of harassment, prejudice, or discrimination. The Company will work to ensure representation of its employees at every level, fostering an inclusive culture, supporting equitable pay and access to opportunity for all employees.

The Company remains committed to its vision to build and sustain a more inclusive workforce that is representative of the communities it serves. At the present time, although small, the Company retains employees and consultants of five different nationalities resident on three different continents with a majority outside the US.

Compensation and Benefits

The Company believes that compensation should be competitive and equitable and should enable employees to share in the Company’s success. The Company recognizes its people are most likely to thrive when they have the resources to meet their needs and the time and support to succeed in their professional and personal lives. At present the Company has accumulated a significant debt towards its senior employees at the Director, Officer and Vice President level for salaries unpaid in an effort to build the business and in the face of the lack of finances.

On March 31, 2023, four senior employees of the Company agreed to defer repayment of their back salaries and expenses. Under the terms of this arrangement, a total of $142,000 would be payable to such persons on or before December 8, 2023, and normal salary payments would commence from July 1, 2023. All other indebtedness to such employees would only become payable on August 15, 2024, however interest of 8% per annum would be owing on all indebtedness from the employment agreements of such persons from September 30, 2023. These measures were taken to improve the debt profile of the Company during the private placement offering registered with the SEC as exempt under Form D filed March 28, 2023. The Company was unable to resume payment of salaries in accordance with the employee contracts, nor was it able to pay the $142,000 back salary as required on December 8, 2023. In spite of this, all employees have agreed to consider a reorganization of the debts of the Company that will facilitate raising funding during fiscal year 2024.

During fiscal year 2024, the Company anticipates granting its employees around the world a wide variety of benefits in compensation for their support. In addition, to benefit the intellectual and technological base of the business of the Company, we anticipate investing in tools and resources that are designed to support employees’ individual growth and development.

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

Health and Safety

The Company is committed to protecting its team members everywhere it operates. The Company identifies potential workplace and country risks to develop measures to mitigate possible hazards. As a result of the recent conflict in Ukraine, the Company immediately relocated its employees resided there into Europe. The Company supports all employees with general safety and security training as well as offering regular advice.

Operating Offices

The Company rents all of its offices and currently owns no real estate.

During fiscal year 2023, the Company’s employees were working from home in various jurisdictions. Management expects to open new premises at a suitable location in the US during the third quarter of fiscal year 2024 following the commencement of operation of the controlled pilot plant. The location of the head office will be selected to accommodate not only the central management but also the central marketing premises. The location of controlled pilot plant will initially be in India with sample brines being processed there before moving the system to the US.

Intellectual Property Protection

The Company is pursuing an aggressive intellectual property protection strategy. The Company continues to work with the Navitas Intellectual Property Group LLC of Denver, Colorado for its international intellectual property requirements. This group is headed by Michael D. McIntosh and David F. Dockery, both highly specialized chemical processing and material science patent attorneys. Navitas is working closely with the Company’s research and development team to identify processing and markets to pursue patent protection. In turn, Navitas works with the Company’s management to identify regions of the world to pursue desired protection. In 2021 the Company filed for patent protection for novel aspects of its Lithium recovery developments. Additional patent applications are currently in progress dealing with oil purification, further aspects of Lithium processing and recovery, metals recycling and other developments. The Company is also focusing on novel membrane characteristics, production and uses. Details of these applications are confidential until published pursuant to international patent publication requirements.

Initial Target Markets and Planned Distribution Strategies

During fiscal year 2023, the Company continued to focus on the market for the extraction of Lithium with particular emphasis on the Bolivian market. The signature of the Partnership Agreement to enter the Bolivian market is a key part of this strategy.

The Company plans to deploy its iTDE System units with customers that have the necessary facilities to accommodate such units. The anticipated way the Company plans to deploy its iTDE Systems is under a tolling arrangement whereby the tolling fee will cover the ongoing costs for maintenance of the extraction process and upside for the Company. During the life of the lithium source, the Company will maintain and monitor the equipment ensuring any recalibrations and additions to the equipment are made to maintain efficiency and extractive power. This is critical as the nature and composition of any particular brine may change over time, even from the same deposit, and this can potentially affect the extraction process requiring adjustments to configuration where necessary.

During fiscal year 2024, Company plans to establish an subsidiary (“NCX International”) that can work with partners to construct the processing plant that would incorporate the iTDE System processing capabilities. The production, delivery, maintenance and operation of the iTDE System units will remain the business of the Company itself.

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

Significant Competitors.

Specific companies that have published information or strategic affiliations with lithium brine mining companies are as follows:

●	Lilac Solutions – developed ion exchange resins and has made a pilot plant that is being tested by Lake Resources in Argentina.

●	Sunresin – a Chinese company has developed ion exchange resins that they claim are deployed at a site in China. They infer that it uses other technologies in combination with resins. Recently, a few companies including Anson Resources has announced that they intent to use the technology on sites they are developing.

●	Standard Lithium – affiliated with an existing bromine producer from brines in Arkansas, has developed an absorption on sorbents technology which it uses in combination with other technologies.

●	International Battery Metals – appears to be using an ion exchange resin process in combination with reverse osmosis.

●	Koch Technologies/Membranes – appears to be using a reverse osmosis plus sorption process plus ion exchange. They have recently invested in Compass Minerals in Utah which is a traditional producer of magnesium salts from salt lakes.

●	EnergyX Technologies – has developed Metal Organic Framework membranes, tailored to allow selective lithium transport.

●	University of Texas (Austin) – is developing certain Crown Ethers selectively permeable to lithium.

Our iTDE technology is not related to any of these technologies. It is radically different. We believe our system is inherently more energy efficient and more environmentally friendly than all other currently known or proposed extraction systems.

Future Production

Due to the novelty of the technology and the need to finalize the exact final commercial product, the Company plans to organize production of its extraction units in two principal phases: (i) initial launch production; followed by (ii) commercial production. There are 2 primary reasons for this staged introduction: firstly it is anticipated that initial demand for deployed units will be lower, as it requires early adopters and companies not already fully committed to other extraction methods; and second, it is anticipated that the process of designing an efficient production, properly levelled and incorporating the best efficiency techniques related to the specifics of the new system production, will only be finished following the introduction of any required changes to the initial production facility.

Company Funding

During fiscal year 2023, the Company has been operating with insufficient funding and this has affected its progress towards the commercialization of its technology. This lack of operating capital has resulted in the management team deferring the payment of certain management salaries and there being inadequate resources to pursue the opportunity presented by the iTDE Technology at optimal speed.

The Company received a total of $1,465,000 during fiscal 2023 as follows:

Finance from the subscriptions of Qualified Investors to the 2023 Private Placement

During the first quarter of 2023, the Company launched an offering of shares of common stock at a price of $5.00 per share. This was immediately subscribed by two of the Company’s existing shareholders in the amount of $500,000, however, no other investors subscribed to the offering. The offering expired on June 16, 2023.

Contractual Receivables

Under the terms of the Clontarf Agreement, the Company also received $500,000 in cash in payment for the rights to use the iTDE Technology in Bolivia being transferred to the partnership company to be established between Clontarf and the Company. This was recorded as deferred income.

Finance from Loan Agreements – Non-Related Party Shareholders

In further support of the Company’s efforts and cash requirements throughout fiscal 2023, the Company relied on loans from shareholders in the form of debt. This reliance may continue until such time that the Company can support its operations or attain adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for this continued support.

During fiscal year 2023, the Company concluded six loan agreements in a total amount of $465,000 as further set out below.

On February 2, 2023, the Company concluded a loan agreement (amended on September 25, 2023) with a non-related third-party shareholder of the Company for $25,000. Under the terms of the amended agreement, the principal and interest are repayable in two years from the date of the receipt of funds and interest is charged at 10% per annum payable in arrears with the principal repayment. The full amount of $25,000 was received on February 2, 2023, and is repayable on February 1, 2025.

On February 21, 2023, the Company concluded a loan agreement (amended on September 25, 2023) with a non-related third-party shareholder of the Company for $50,000. Under the terms of the amended agreement, the principal and interest are repayable in two years from the date of the receipt of funds and interest is charged at 10% per annum payable in arrears with the principal repayment. The full amount of $50,000 was received on February 21, 2023, and is repayable on February 20, 2025.

On August 21, 2023, the Company concluded a short term 30-day bridging loan of $20,000 from a non-related third-party shareholder to cover auditor fees, essential intellectual property protection and operating expenses. Under the terms of the agreement, the principal and interest are repayable in one month from the date of the receipt of funds and interest is charged at 15% per month payable in arrears with the principal repayment. The full amount of $20,000 was received on August 21, 2023, and the sum of $23,000 was repaid on September 15, 2023.

On September 14, 2023, the Company concluded two loan agreements (both amended on September 25, 2023) with two non-related third-party shareholders of the Company for $125,000 each. Under the terms of the amended agreements, the principal and interest are repayable in two years from the date of the receipt of funds and interest is charged at 10% per annum payable in arrears with the principal repayment. The full amount of $250,000 from both agreements was received on September 14, 2023, and is repayable on September 13, 2024.

On November 16, 2023, the Company concluded a short-term bridging loan of $120,000 from a non-related third-party shareholder to cover auditor fees, essential intellectual property protection and operating expenses. Under the terms of the agreement, the principal and interest are repayable in six months from the date of the receipt of funds and interest is charged at 48% per annum payable in arrears with the principal repayment. The full amount of $120,000 was received on November 17, 2023, and is repayable on May 15, 2024.

Other Receivables

As of December 31, 2023, the Company had no receivables.

Certain Risks and Uncertainties Facing the Company

No Revenues:

Since the changes to the business that resulted from the April 27, 2021, Asset Purchase Agreement, the Company has received no revenues. During the second quarter of 2023, the Company received a cash payment of $500,000 in deferred income from an agreement with a contractual partner. There has been no other income received which has been derived from the business.

As an early-stage company, the Company expects to experience losses in the near term. The Company needs to generate revenue or locate additional financing to continue its developmental plans. There is no guarantee that the Company will be able to identify enough customers to generate enough revenues to continue operations or proceed with developing its business in accordance with its business plan.

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

Requirement to raise funding inhibited by current Debt:

The Company has contracted significant debt from its inability to pay its employees together with a preference for the shareholders funding operations through loans and convertible loans. As of December 31, 2023 the Company owed employees and consultants a total of $ 1,831,165, a further $491,540 to certain third party professionals (of which $406,000 was to a single consultant) and shareholders a total of $1,033,451. Without a restructuring of this debt, it is unlikely that the Company can attract investment from third parties to complete its business plan. This will imply complete reliance on shareholders to continue to fund the Company in a timely fashion and on employees and consultants deferring payment of their debts until significant profits are generated.

Human Capital Resources:

The area of development of the iTDE Technology is novel and highly specialized both in its process and in the construction of machinery and equipment necessary to commercialize the technology. There are a limited number of experts that can understand or work in the field. Many of these experts are not resident in the US and will require visas to commence working with the Company. There is no guarantee that the Company can find adequate numbers of such personnel, attract them to work for the Company, secure their right to work in the US at the Company’s offices or retain them. This may inhibit the growth of the Company or force it to locate principal offices elsewhere. Moving through fiscal year 2024, additional personnel will be required to complete the commercialization of the iTDE System. Even if such personnel are more readily available, there is no guarantee that the Company will be able to secure sufficient, appropriate, necessary expertise to pursue its goals. While the Company is too young to have seen what impact the COVID-19 pandemic could have had on its business operations, it is increasingly anticipated that there will be other pandemics of a similar nature or with a similar disruptive effect. The advent of one or more of such crises and the resulting lockdowns or trade and travel restrictions may have a serious effect on the business, more so since the Company is launching its commercialization and the path to profitability must be entirely negotiated, with the creation of production facilities, organization of supply lines and distribution and securing of regular business. In the event of another pandemic or similar disruption, the Company may be worse affected than established businesses.

Environmental:

The iTDE System is considered by Management to be a clean technology that will remove several polluting and non-sustainable technologies currently operating in the environment. There may be certain issues with regards to the way the technology is deployed or the disposal and recycling to the final units that is not yet known that may have an adverse impact on the environment and this may conflict with or cause legislative changes that inhibit the way the Company intends to carry out its business or to sell its products. In addition, the units will use certain materials, including thermoplastic materials, which are currently the subject of legislative efforts to reduce, eliminate or require recycled material use; it is unlikely that the company can use recycled materials or substitute certain elements of its technology with alternative materials, without incurring considerable expense and time and this may have an adverse effect on the business.

Cybersecurity:

There is a general increase in cybersecurity incidents and data misuse, exacerbated by the political situation of Russia and the geopolitical strategy and attitude of China as well as an increase in purely criminal behavior and activist disruption. This is augmented by the actions online of an increasingly disassociated, disillusioned but technologically savvy society that seeks disruption for its own sake. As a Company with new technology, the Company may be a significant target of attack by competitors, foreign governments and other interested and malicious parties. As the knowledge of the potential impact of Company’s iTDE Technology becomes more widely known there is a significant risk of an attempt to gain access to the Company’s confidential information that could potentially result in a loss of markets and control on the commercialization process. Such a loss might potentially cripple the Company’s ability to carry on its business in the way it plans.

Material Sources and Supply Chain Disruptions:

At present the Company is still finalizing the development of its iTDE System and while it is difficult to assess the final supply chain and material resourcing, the inability to source materials or to manufacture components may force the Company to design its system regarding supply chain issues rather than full optimization. Once supply chains are established wars, embargoes, pandemics and natural disasters may have an adverse effect on the ability of the Company to produce in adequate quantities due to disruption.

Regulatory Issues:

The different potential areas of application for the iTDE Technology are diverse. Some fields of application have a more controlling regulatory environment than others. Lithium extraction is becoming more controlled in countries where it is mined due, among other factors, to the enormous disruption of water resources and environmental hazard. Changes to regulations may make the introduction of a new technology more difficult by creating additional barriers. The same applies in the field of the refining of oils for human consumption. The heavy regulatory environment may delay the introduction of the iTDE System. Changes and potential changes in laws, regulations, policies and political leadership may result in increased difficulties in bringing the iTDE Technology to market.

Possible future Pandemic; COVID-19.

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China, and has since spread to several other countries. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. Several countries around the world, including the United States, took steps to restrict travel. These actions led to a restriction on the flow of labor and products as well as impeding the travel of personnel. This virus is mutating, and the effect of such mutation may cause further outbreaks that may impact our ability to conduct normal business operations, which could adversely the commercialization of the System and affect our projected future results of operations and liquidity. Disruptions to our business operations, or to our vendors’ or customers’ business operations, could include disruptions from the closure of facilities or the ability to travel. If a critical number of our employees or consultants become too ill to work, or we are not able to access sufficient human resources due to enforced office closures, our ability to conduct our business could be materially adversely affected in a rapid manner. Similarly, if our customers experience adverse business consequences due to COVID-19, or any other pandemic, demand for our services could also be materially adversely affected in a rapid manner. Global health concerns, such as COVID-19, could also result in social, economic and labor instability in the countries and localities in which we or our vendors and customers operate. Any of these uncertainties could have a material adverse effect on our business, financial condition, or results of operations. The World Health Organization and other experts in the field have signaled the likelihood of similar pandemics affecting the world in the future. They may lead to disruption similar to, worse or less damaging than the COVID pandemic. If such pandemics were to occur the business of the Company may be seriously disrupted.

Impact of Events in Ukraine

The Company’s current business plan is not impacted in any material way by events in Ukraine. The Company maintains a home office in Kyiv staffed by one individual to maintain its presence and to show support for the Ukrainian people in their difficulty as well as to support its consultant scientists. However, due to the war bringing disruption, the now frequent attacks on infrastructure with the resulting loss of power, water and supplies it is unclear when the work planned there can recommence. Despite the difficulties, the Company is committed to the support of all communities where it has a presence, including Ukraine and its people. The Company has pledged to return to Ukraine as soon as the political and economic situation allows. If the current political and economic situation allows for the Company to return to Ukraine, there is no guarantee that any work carried out there will not again be disrupted should the situation deteriorate or events like the Russian invasion reoccur. This may once again impact on the Company’s plans, leading to delays in achieving the goals under such plans.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

As of December 31, 2022, the Company did not own any properties. During 2023, the Company closed its laboratory facility at EnterpriseWorks in Champaign, Illinois. At present all employees are working from home.

ITEM 3. LEGAL PROCEEDINGS

On May 16, 2022, the Company received a formal notice of a wage claim from the Illinois Department of Labor filed by a former consultant (1099) who had already resigned from the Company with an effective date of March 18, 2022. The consultant is claiming $7,291.66 as a final payment for the period from February 9 to March 15, 2022. The complaint was filed on March 16, 2022, without any notice being given to the Company. On March 18, 2022, the date the resignation was due to take effect, the Company paid the consultant $5,833.33 as the final remuneration covering the days worked during the period. On July 27, 2022, the consultant sent notice to the Company maintaining that the demand for the full amount of $7,291.66 was still due. The matter is before the Illinois Department of Labor.

Following the announcement of the agreement with Clontarf Energy, the Company signed an agreement with Innovation News Network a marketing group located the UK that offered the Company a “last spot” in their quarterly publication. The decision was made to support our partner by publishing an article in their magazine, the fee was paid and the article printed.

Shortly after signing the agreement for one article, representatives from Innovation News Network called offering space for a second article in their dedicated “Lithium Publication” with a very tight deadline. The representatives stated that missing the tight deadline was not a problem as they would be publishing every quarter with some special supplements from time to time and we could avail ourselves of a later date.

The Company was unable to meet the deadline and the article was not published. Innovation News Network pressed to receive funds, however, the Company took the position that we would pay only when seeing in what edition the new article would be published and when their agreed work was carried out. Innovation News Network has threatened the Company with litigation and appointed a collection agent to recover the funds. It is the Company’s position that funds are not owed given the verbal assurances of the sales representative and the pressure selling tactics of Innovation News Network.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity

The Company, then known as WeWin Group Corp became subject to Securities Exchange Act Reporting Requirements in April 2016. The symbol “WWIN” was initially assigned for its securities. On December 18, 2018, FINRA approved the change of the Company’s name from WeWin Group Corp to AllyMe Group, Inc. On July 23, 2021, in connection with the refocus of the Company’s business resulting from the acquisition of the iTDE Technology, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Nevada effecting a name change of the Company to NEXT-ChemX Corporation. The name change, along with the Amended Articles became effective on July 28, 2021, following compliance with notification requirements of the FINRA. The trading symbol accorded the Company is CHMX.

There has never been any liquid market for or trading in our stock. Since April 27, 2021, and the changes in ownership of the Company’s shares, the majority of the stock has been restricted for sale and this has inhibited the development of a liquid market for the Company’s stock. As a result of these events and the restrictions placed on the sale of stock, the market has recorded price changes since April 26, 2021 from $4.90 per share up to $70 per share and closing on December 31, 2023 at $9.00; during the same period, however, the Company was raising money by issuing convertible notes with a conversion price of $0.75 increasing in the fourth quarter 2021 to a $1.00 conversion. During fiscal year 2023, the Company launched a private placement of restricted common stock at a price of $5.00 per share. On March 15, 2023, 100 shares were sold at a price of $10; between March 29 and June 28, 2023, the share price fluctuated between $10.50 and $10 before dropping to $8 with the sale of 982 shares on June 29. On July 18, 2023, 1,400 shares sold at $9.00 and there were no further sales of shares during the remainder of 2023. The Company plans to raise funds for its operations during fiscal year 2023 that will also affect the liquidity and trading in the Company’s stock. There can be no assurance that a highly liquid market for our securities will ever develop.

Options and Warrants

In 2018, the Company adopted an option plan for the benefit of the employees, consultants and directors known as the 2018 Employee, Director and Consultant Stock Plan (the “2018 Plan”). Under this Plan a total of 40,000 stock options were issued as of December 31, 2020. The 2018 Plan was terminated on September 14, 2021, by the decision of the majority of the Shareholders of the Company. No shares were issued under the 2018 Plan in 2021. As of December 31, 2021, there are no outstanding options issued under the 2018 Plan.

On September 14, 2021, the Company obtained written consent of the holders of a majority of the voting power of the Company’s capital stock approving the adoption of the Company’s 2021 Stock Incentive Plan (the “2021 Plan”). The Plan allows the Company to grant incentive stock options, nonqualified stock options and restricted stock awards to officers, directors, employees and consultants of the Company during the period of 5-years from the effective date of the plan. As of December 31, 2023 there were 3,000,000 shares of common stock of the Company reserved for issuance under the Plan. As of December 31, 2023, no shares had been issued under the 2021 Plan.

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

No Option may be issued for a period of more than five (5) years. The purchase price of each share of stock purchasable under an Incentive Option shall be determined by the committee or Board at the time of grant but shall not be less than 100% of the closing price on the final trading day immediately prior to the grant of the incentive option.

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

The present Description of the 2021 Plan, which records certain important features only is entirely qualified by the terms of the 2021 Plan.

To date no Options have been granted under the 2021 Plan.

Status of Outstanding Common Stock

As of December 31, 2023, we had a total of 28,546,834 shares of our common stock outstanding.

During fiscal year 2023, the Company issued a total of 200,000 shares of Common Stock as follows:

On March 28, 2023, 100,000 shares were issued to two shareholders on subscription to shares of the Company’s common stock;

On August 17, 2023, 100,000 shares were issued to Clontarf Energy plc in fulfillment of a contractual

Commitment.

Previous registration statements

On February 21, 2019, the Company had filed a Registration Statement on Form S-1 wherein it was seeking to register 2,000,000 shares of Company Common Stock for sale together with 1,875,000 selling shareholder shares; however, this registration statement was withdrawn by the Company on February 19, 2021, without any shares having been issued.

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

Holders

As of December 31, 2023, we had issued an aggregate of 28,546,834 shares of our common stock held by forty-seven (47) record holders. 851,569 shares of our Common Stock (3.004%) are held in ‘street form’ by unregistered holders.

There are three shareholders with shareholdings of over 5% of issued Common Stock.

Dividends

We have not paid any dividends to date and have no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

During 2023, the Company issued a total of 200,000 shares of Common Stock.

100,000 common shares were issued on March 28, 2023, to two third party unrelated qualified investor shareholders that had subscribed to the private placement of restricted shares of common stock dated March 20, 2023.

100,000 common shares were issued to Clontarf Energy plc on August 17, 2023, in fulfilment of the terms of an agreement signed on March 27, 2023.

Purchases of Equity Securities

The Company has never purchased the equity securities of any other issuer. However, in fiscal year 2023, as part of the obligations of Clontarf Energy plc under the Partnership Agreement signed March 27, 2023, Clontarf Energy plc transferred to the Company a total of 385,000,000 shares of its common stock, half of which are free trading and half restricted one year shall have passed from the date of issue. The Company was required to transfer 192,500,000 of the Clontarf shares received to the broker that had arranged the introduction of Clontarf Energy plc to the Company resulting in the Company holding 192,500,000 shares of common stock of Clontarf Energy plc.

ITEM 6.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

The Company was organized on August 13, 2014, as a Nevada corporation under Chapter 78 of the Nevada Revised Statutes as ‘WeWin Group Corp’. With FINRA approval on December 20, 2018, the Company’s name changed to AllyMe Group, Inc. During this period the Company’s trading symbol remained “WWIN”. On June 16, 2021, the Company’s Board of Directors approved the new name “NEXT-ChemX Corporation”, and approval of this change was granted by FINRA on July 22, 2021. The Company’s new trading symbol “CHMX” was granted on July 30, 2021. The Company’s principal office is located at NEXT-ChemX Corporation, 1980 Festival Plaza Drive Summerlin South, 300, Las Vegas, NV 89135. It is anticipated that during fiscal year 2024 the Company will relocate to new permanent offices and consolidate its team at that location.

The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act or JOBS Act which became law in April 2012. The definition of an “emerging growth company” is a company with an initial public offering of common equity securities which occurred after December 8, 2011, and has less than $1 billion of total annual gross revenues during last completed fiscal year. An emerging growth company may take advantage of reduced reporting requirements that are otherwise applicable generally to public companies. These provisions include, but are not limited to:

●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act;

●	reduced obligations with respect to financial data, including presenting only two years of audited financial statements and only two years of selected financial data;

●	reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements;

●	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved; and

●	an exemption from compliance with the requirement of the Public Company Accounting Oversight Board regarding the communication of critical audit matters in the auditor’s report on the financial statements.

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

Overview of the Business

Since April 27, 2021, the goal of the Company has been to commercialize its novel proprietary ion targeting membrane extraction technology (“iTDE Technology”) that is the principal asset of the business. The iTDE Technology is based upon unique chemistry: by using the very high surface area of special “Hollow Fiber Membranes” whereby ions may be extracted from liquid solutions. Our Membrane Extraction Technology mimics nature’s biophysical processes enabling the technology to extract ions from a liquid solution at ambient temperatures and pressures even where ions exist in low concentrations.

The primary focus of the Company at present is the extraction of lithium from naturally occurring brines and geothermal sources. The Company has developed a system for extracting naturally occurring ions in lithium brines solutions such as magnesium and calcium that is a key to an efficient process. Preliminary testing to date has furnished evidence that the iTDE System provides an efficient extraction solution with minimal disruption to the environment. Using the iTDE System, for example, water resources will not be depleted by evaporation on an industrial scale nor is environmentally damaging contamination released into the environment from the process. The desired ions are harvested, and the solutions can be returned to the aquifers or further purified as required.

The Membrane Extraction Technology has many areas of application, however during fiscal year 2022 and 2023 and for the planned duration of fiscal year 2024, the Company will concentrate on the extraction of Lithium from natural brines, geothermal wells and mine leach solutions. Already from late fiscal year 2021 and throughout fiscal year 2022 due to a lack of funding, work was suspended on all other directions to concentrate only on the commercialization of the iTDE Process for lithium extraction. In addition, the Company’s plans to work on Fatty Acids extraction from vegetable oils as well as the extraction of radioactive ions from contaminated water has been delayed due to the geopolitical situation in Ukraine. Since April 27, 2021, the Company has been actively involved with scientific research in Ukraine. This was disrupted in February 2022 due to the Russian invasion. It is not clear when or indeed if work can be effectively resumed.

In early 2023, the Company contracted with a third-party engineering company to complete its initial pilot plant. Work to complete this is ongoing and expected to finish in the third quarter of 2024.

The Company continues to work with a leading membrane specialist to design and construct a controlled pilot system using specially designed membranes and units. The Company awarded the tender for the construction of the controlled pilot system in 2023. Work on construction is ongoing.

Once the iTDE System has been sufficiently optimized, the Company plans to design and introduce modularized extraction units based on the geometry of 40’ shipping containers for ease of deployment, servicing and refurbishment of the units (“iTDE Units”). These units will be the basic ‘product’ of the Company and will be designed specifically for the extraction of targeted ions. The iTDE Units will be deployed on site with customers and it is anticipated that revenues will be earned either from a tolling fee or as a net extraction royalty (being a fixed % fee calculated on the quantity of useable material extracted against the market price for the extracted material or as a fixed fee per measured quantity).

We plan to supply scalable Extraction Plants based on the geometry of 40’ containers. Each would have an optimal number of modules for each process and may be designed for the extraction of a targeted chemical ion. These container systems will be located at the customer extraction sites during the commercial testing phase and for full deployment. Units will be monitored and can he “hot swappable” for maintenance or replacement so as to enable continuous production with low-cost isolated process specific monitoring and control.

The Company is pursuing an aggressive intellectual property protection strategy. The Company has engaged the Navitas Intellectual Property Group LLC of Denver, Colorado for its international intellectual property requirements. This group is headed by Michael D. McIntosh and David F. Dockery, both highly specialized chemical processing and material science patent attorneys. Navitas is working closely with the Company’s research and development team to identify processing, materials and markets to pursue patent protection. In turn, Navitas works with the Company’s management to identify regions of the world to pursue desired protection. In fiscal year 2021, the Company filed for patent protection for novel aspects of its Lithium recovery developments. Additional patent applications are currently in progress dealing with oil purification, further aspects of Lithium processing and recovery, metals recycling and other developments. The Company is also focusing on novel membrane characteristics, production and uses. Details of these applications are confidential until published pursuant to international patent publication requirements.

The Company currently lacks a central management office and at present all the members of management are in different regions. Throughout fiscal year 2023, meetings were held online, and managers were living in 3 different countries with some in Europe and other in the US or Canada. It is planned that during 2024 the Company open new head offices in Nevada that will centralize the Company’s management and competence, in particular its marketing ability. The first controlled pilot system for demonstrating the iTDE Technology and model for the initial production of iTDE Units will be in India.

Results of Operations

Year Ended December 31, 2023 compared to December 31, 2022

The following table summarizes the results of our operations during the fiscal years ended December 31, 2023, and 2022, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 12-month period to the prior 12-month period:

				Percentage
			Increase	Increase
Line Item	12/31/23	12/31/22	(Decrease)	(Decrease)
Revenues	$-	$-	$-	-
Operating expenses	1,976,601	1,673,284	303,317	18%
Net loss	(2,361,231)	(1,743,799)	617,432	35%
Net loss per share	(0.08)	(0.06)	0.02	33%

We recorded a net loss of $2,361,231 for the year ended December 31, 2023, compared to a net loss of $1,743,799 for the fiscal year ended December 31, 2022.

Net loss for the year ended December 31, increased by $617,432 compared to 2022. This represents an increase in operating costs of $303,317 and an increase in other (non-operating) expense of 314,115. The major increases in operating expenses were (i) payments to contractors and consultants of $266,543 (payments in fiscal 2022 were $16,067; (ii) payments of $43,022 in marketing and publicity expenses (fiscal 2022 was $0); and (iii) an increase of $27,000 in audit expense over fiscal 2022, An increased use of contractors and consultants was needed to commence work on the Company’s pilot plant using outside contractors as well as the use of consultants primarily in the search for investors and to assist the CEO. The increase in non-operating expense was the result of (a) a $17,167 increase in interest expenses, and (b) a net increase of $296,949.56 of other expense resulting from payments and transfers of shares related to the Agreement with Clontarf. This included the issuance of $500,000 worth of the Company’s shares of common stock offset by the receipt from Clontarf of certain of its ordinary shares of common stock. The value of the received shares to the Company was, however, reduced by the transfer of half such received shares in payment of a commission to an intermediary broker for the deal. To reduce operating expenses over fiscal 2022, the laboratory in Illinois was closed resulting in the resignation of some staff. Of primary concern throughout fiscal 2023 was the work on the pilot plant that would lead to proving the commercial viability of the iTDE Technology as well as efforts to secure equity finance and other sources of funding for the Company. During the last quarter of 2023, the Company spent a total of $69,375 on new consultants to assist in raising funding and for other business purposes.

Liquidity and Capital Resources

As of December 31, 2023, we had total current assets of $ 140,327, a working capital deficit of $3,792,098 and an accumulated stockholders’ deficit of $ (629,363). Cash used in operating activities for the fiscal year ended December 31, 2023, was $544,890, compared to $935,084 in cash used in operations during the year ended December 31, 2022. Our revenues were $0 in both fiscal years 2023 and 2022. These factors raised substantial doubts about the Company’s ability to continue as a going concern and the Company remains chronically short of cash for operations.

On March 20, 2023, the Company launched a $2.5 million dollar offering of restricted shares of common stock at $5 per share. On the first day, qualified investors subscribed to a total of $500,000 and the Company closed on this initial amount, making the funds available for use by the Company. This resulted in the issuance of 100,000 unregistered, restricted shares of common stock of the Company. The Offering closed on June 16, 2023, without any other subscriptions being received.

On April 21, 2023, the Company received $500,000 cash from a contractual partner. The remaining finance received during fiscal year 2023 was the result of the Company contracting loans with third party shareholders in the aggregate amount of $465,000 as set out below.

The Company remained under-funded throughout fiscal year 2023 with the lack of funds becoming critical during the last six months of the year. The Company received $500,000 from the equity offering of securities launched in late March and an additional $500,000 cash received under the contract. From these funds, a total of $ 460,219 was used repay the principal of certain loans ($426,007) together with interest on such loans of $34,212, with the remainder going to commence construction of the pilot plant, to pay for engineers and consultants, as well as for operating expenses. Due to the lack of funding in fiscal year 2023, the Company was required twice to resort to bridge loans with fees in lieu of interest that effectively incorporated penalizing interest rates of over 100% per annum. These loans were provided by shareholders to meet payments for audits and the maintenance of its intellectual property. The remaining funds were used for salaries and operating expenses.

Cash received in fiscal year 2023 was insufficient to enable operations to be carried out in the normal way. Salary payments, already curtailed since April 2021, were reduced to subsistence levels, and suspended for some employees altogether. Insufficient funds were made available for the completion of the pilot plant and to maintain the Company. As a result of the failure to secure sufficient funding for the Company’s minimal business plan, very little was accomplished during the fiscal year 2023.

The most serious obstacle to the raising of finance is the current level of indebtedness of the Company, which had reached by fiscal year end 2023 $3,932,425, however, this amount includes the deferred income amount of $500,000 that is not repayable, being the fee for to contribution of intellectual property rights to use in the Bolivian Market. Of the total amount of $3,432,425 that is repayable by the Company, approximately 30% of this debt is owed to shareholders and founders that organized the change of the business of the Company in fiscal year 2021. At year end, the debt to shareholders stood at $1,021,450, significantly reduced by the second quarter repayments. This debt has represented a major obstacle to securing new funding since effectively founders would be securing a means of repayment from new funding. In addition, approximately 53% of the total indebtedness is to employees and consultants for unpaid salaries and expenses standing at year-end at $ 1,831,165; with third party professionals accounting for a further $ 491,540 or 14%. The remaining debt accumulated during fiscal year 2023 is principally for the pilot plant engineering and construction.

During fiscal year 2023, it was clear that potential investors were deeply concerned by the levels of debt, in particular to founding shareholders, but also to employees, consultants and third-party professionals. The potential need to repay such past debts would mean a major portion of all new investment would largely go to pay founding shareholders prior even to the technology being tested using a commercial pilot plant.

There were no convertible promissory notes issued by the Company in fiscal year 2023.

The breakdown of the loans contracted during fiscal year 2023 was as follows:

A total of $465,000 in loans was contracted to cover operations. One of these loans was repaid within 30 days and one loan will fall due during the second quarter of 2024. The remaining loans will become due in fiscal year 2025.

One promissory note with a face value of $250,000 originally issued to a third-party shareholder on November 09, 2022 was amended and reissued with its term extended to two years and its interest increased to 10%. The promissory note will now mature on November 08, 2024.

During fiscal year 2023, the maturity of a number of one-year contractual loans was extended to two years. As a result of these extensions the following 2022 loans will mature in fiscal year 2024:

A loan by a third-party shareholder dated February 2, 2023, in the amount of $25,000 was extended and will now mature on February 1, 2025. The loan pays 10% interest per annum.

A loan by a third-party shareholder dated February 21, 2023, in the amount of $50,000 was extended and will now mature on February 20, 2025. The loan pays 10% interest per annum.

In addition, the maturity of two of six-month loans to provide financial assistance dated September 14, 2023, by two third party shareholders, together totaling $250,000, were extended to one year. As a result of these extensions both loans will mature on September 13, 2024.

Two loans by two third party shareholders both dated December 2, 2022, in an aggregate amount of $250,000 were extended and will now both mature on December 1, 2024. Both loans pay 10% interest per annum.

In addition to these repayments, the Company will be required to fund its operations with increased funding to cover the controlled pilot system construction, installation and operation.

It is anticipated that the monthly operating budget going into fiscal year 2024 will amount to approximately $150,000 per month for the first quarter, rising to $195,000 during the second and third quarters. During the fourth quarter of 2024, if the operation of the controlled pilot plant is successful, the Company will require a significant increase in its quarterly budget to enable it of capitalize on its technological success, the minimum operational amount required while completing work in the pilot is $112,000 during the fourth quarter of fiscal year 2024.

Management believes that the Company’s cash on hand will not be sufficient to fund all Company obligations and commitments for the next twelve months. The combination of the way the shareholders have funded the Company during fiscal year 2023 with the urgent need to finance the commercial pilot system, to open operating facilities and to increase staff will place a significantly increased burden on cash flow during fiscal year 2024.

Management estimates that the minimum fund necessary to finance operations through fiscal year end 2024 is $2.62 million. This budget is estimated to carry the Company through fiscal year end 2024 to completion of its controlled pilot testing system and its initial commercial deployment.

Management considers it essential that during fiscal year 2024, it will be necessary to reduce the levels of short-term indebtedness significantly, both for the founding shareholders and for employees, consultants and third-party professionals. In addition, the Company believes that an effective equity offering will be priced at levels significantly below the recent $5.00 per share offering and this may have an impact on share price.

During the fiscal year ended December 31, 2023, management was in discussion with shareholders regarding ways in which to defer debt payments in order that funding be sought from sources outside the existing shareholder base.

If such debts are not deferred or converted, the Company will be required to raise an additional $3.5 million to cover the debt and interest.

Historically, we have been dependent on loans from our principal shareholders and their affiliated companies to provide us with working capital as required and it is anticipated that existing loans will be extended. In the past the Company has relied on shareholder debt, however, there is no guarantee such funding will be available when required or sufficient and there can be no assurance that our major shareholders, or any of them, will continue making loans or advances to us in the future. The Company plans to launch a new private placement offering during fiscal year 2024, however there is no guarantee that such offering will be successful in securing sufficient funding for the Company’s proposed budget, or that such funds, if secured, will be sufficient.

Fair Value loss on Financial assets

We recorded a fair value loss on shares in a United Kingdom public company amounting to $36,581 as of December 31, 2023. This was due to the fall in the price of the securities.

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

Critical Accounting Policies

The Securities and Exchange Commission issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In Financial Reporting Release No. 60, the Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results and require management to make its most difficult and subjective judgments, often because of the need to make estimates of matters that are inherently uncertain.

The nature of our business generally does not call for the preparation or use of estimates. Since the Company does not have any operating business, we do not believe that we do not have any such critical accounting policies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below are the audited financial statements for the Company for the fiscal years ended December 31, 2023, and 2022 and the reports thereon of BF Borgers, CPA PC.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of NEXT-ChemX Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NEXT-ChemX Corporation as of December 31, 2023 and 2022, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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
April 1, 2024

NEXT-ChemX Corporation

BALANCE SHEETS

	December 31,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash	$2,458	$28,355
Prepaid expense and other current assets	72,925	22,169
Financial Asset	64,944	-
Total Current Assets	140,327	50,524

Property and equipment, net	12,621	17,957
Intangible asset, net	3,150,114	3,150,114
Total Assets	$3,303,062	$3,218,595

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$2,443,207	$1,548,740
Other payable	511,980	11,980
Due to Related Party	32,238	-
Note payable - 3rd Party	-	426,007
Loan payable	945,000	500,000
Total Current Liabilities	3,932,425	2,486,727

Total Liabilities	3,932,425	2,486,727

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 28,546,834 and 28,346,834 shares issued and outstanding, respectively	28,547	28,347
Additional paid-in capital	5,396,053	4,396,253
Accumulated deficit	(6,053,963)	(3,692,732)
Total Stockholders’ Equity (Deficit)	(629,363)	731,868
Total Liabilities and Stockholders’ Equity (Deficit)	$3,303,062	$3,218,595

The accompanying notes are an integral part of these consolidated financial statements.

NEXT-ChemX Corporation

STATEMENT OF OPERATIONS

	For The Year Ended December 31,
	2023	2022

Revenues	$-	$-

Operating expenses
General and administrative	1,976,601	1,673,284
Total operating expenses	1,976,601	1,673,284

Income (loss) from operations	(1,976,601)	(1,673,284)

Other income (expense)
Interest expense	(87,682)	(70,515)
Other income (expense)	(296,948)	-
Net other expense	(384,630)	(70,515)

Loss before provision for income taxes	(2,361,231)	(1,743,799)

Net income (loss)	$(2,361,231)	$(1,743,799)

Net income (loss) per common share: Basic and diluted	$(0.08)	$(0.06)

Weighted average number of common shares outstanding: Basic and diluted	28,466,560	27,802,153

The accompanying notes are an integral part of these audited condensed financial statements.

NEXT-ChemX Corporation

Statement of Stockholders’ Equity (Deficit)

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Common stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2021	27,385,437	$27,385	$3,634,034	$(1,948,933)	$1,712,486
Stock issued on conversion of 3rd party Loans	884,721	885	685,620		686,505
Stock issued on conversion of related party loans	76,676	77	76,599		76,676
Net loss				(1,743,799)	(1,743,799)
Balance December 31, 2022	28,346,834	$28,347	$4,396,253	$(3,692,732)	$731,868
Stock Issued to 3rd Party for cash	100,000	100	499,900		500,000
Stock Issued to 3rd Party for service	100,000	100	499,900		500,000
Net loss				(2,361,231)	(2,361,231)
Balance December 31, 2023	28,546,834	$28,547	$5,396,053	$(6,053,963)	$(629,363)

The accompanying notes are an integral part of these consolidated financial statements.

NEXT-ChemX Corporation

STATEMENT OF CASH FLOWS

	For the years ended
	December 31,
	2023	2022
OPERATING ACTIVITIES
Net income(loss)	$(2,361,231)	$(1,743,799)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,336	5,160
Other income received in 3rd party stock	(203,050)	-
Unrealized loss on trading securities	36,581
Consultant commission paid in third party stock	101,525	-
Other Expense paid in stocks	500,000
Changes in Operating Assets and Liabilities:
Accounts payable and accrued liabilities	1,394,467	824,125
Prepaid expenses	(50,756)	(20,570)
Related Party advances	32,238	-
Net cash provided by (used in) operating activities	(544,890)	(935,084)

INVESTING ACTIVITIES
Purchase of Property and Equipment	-	(1,577)
Net cash provided by investing activities	-	(1,577)

FINANCING ACTIVITIES
Proceeds from the Stock Issuance of Common Stocks	500,000	-
Proceeds from convertible notes payable - related party, net of original issue discounts	-	60,000
Proceeds from loan payables	465,000	500,000
Proceeds from note payables	-	556,007
Proceed from Equity Escrow Account	-	11,980
Repayment of convertible notes payable	-	(37,500)
Repayment of loan payable	(20,000)	-
Repayment of note payable	(426,007)	(130,000)
Repayment of related party loans	-	(5,900)
Net cash (used in) financing activities	518,993	954,587

Net increase (decrease) in cash	(25,897)	17,926
Cash, beginning of year	28,355	10,429

Cash, end of year	$2,458	$28,355

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-	$-
Interest	$37,212	$14,022
Supplemental non-cash investing and financing activities
Common Stock issued on Conversion of 3rd party loan	$-	$686,505
Common stock issued on conversion of related party loan	-	76,677

The accompanying notes are an integral part of these consolidated financial statements.

NEXT-ChemX Corporation

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

NEXT-ChemX Corporation, formerly known as AllyMe Group Inc. (“Company”, “we” or “us”) was incorporated under the laws of the State of Nevada on August 13, 2014 (“Inception”) and has adopted a December 31 fiscal year end. The Company’s Board of Directors approved the new name on June 16, 2021, and was granted approval by FINRA on July 22, 2021, and was granted a new trading symbol on July 30,2021. The Company acquired a novel ion-Targeting Direct Extraction Technology (“iTDE Technology”) along with its patents and patent applications, as well as the employment of its inventing scientist, and is developing pilot plant systems to demonstrate its performance to potential clients to market commercial systems for its applications.

The Company’s principal focus in the commercialization of the iTDE Technology during fiscal year 2023 was the extraction of lithium from natural brines, geothermal wells and mine leach solutions.

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

Effective April 27, 2021, the Company, then called AllyMe Group, Inc., entered into an asset purchase agreement with NEXT-ChemX Corporation, a private Texas company (“NEXT-ChemX (Private)”), in which the Company acquired certain intellectual property assets of NEXT-ChemX (Private), specifically certain patents and patent applications, in exchange for the issuance of an aggregate of 23,844,448 shares of common stock of the Company.

Messrs. Mahjoory and Mollicone also entered into stock purchase Agreements with selling shareholders to acquire an additional 322,989 shares of common stock from several minority shareholders of the Company.

During fiscal year 2022 Kenneth Mollicone transferred to his wife his entire shareholding of 1,761,495 shares of Common Stock.

During fiscal year 2023, the Company issued 100,000 shares to third party accredited investors as part of the March 20, private placement of the Company’s common stock.

As of December 31, 2023, the Company had 28,546,834 shares of common stock issued and outstanding.

As of December 31, 2023, one shareholder with the same name as the Company, NEXT-ChemX, but organized in a different jurisdiction holds approximately 84.12% of the issued and outstanding shares of Common Stock of the Company, and as such it is able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of our Company. In addition, Ms. Anne Mollicone owns 1,833,570 shares of Common Stock of the Company representing 6.47% and Mr. Arastou Mahjoory continues to hold 1,761,494 shares of Common Stock of the Company representing 6.21% of the issued and outstanding shares of Common Stock in the Company.

On July 23, 2021, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Nevada effecting a name change of the Company from “AllyMe Group, Inc.” to NEXT-ChemX Corporation. These changes became effective on July 28, 2021, following compliance with the notification requirements of the Financial Industry Regulatory Authority.

NOTE 2 – GOING CONCERN

The Company has incurred losses since its inception on August 13, 2014 resulting in an accumulated deficit of $ 6,053,963 as of December 31, 2023, and further losses are anticipated in the development of its business. At December 31, 2023, the Company had a working capital deficit of $3,792,098. As of December 31, 2022, the Company had an accumulated deficit of $3,692,732 and a working capital deficit of $ 2,436,203. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future. Moreover, the reliance of the Company on short term (1-year) debt to fund the Company’s business that was extended to two years in September of 2023, requires the Company to find additional funds to repay 2023’s operating costs in fiscal year 2025, while continuing to seek funding for fiscal years 2024 and 2025. The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash

Cash includes cash on hand and on deposit at banking institutions as well as all liquid short-term investments with original maturities of 90 days or less. The Company’s bank account in the United States amounted to $ 2,458 on December 31, 2023 and $28,355 at December 31, 2022 and our bank account is protected by FDIC insurance up to $250,000.

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

The Company has assessed the impact of the guidance by performing the following five steps analysis:

Step 1: Identify the contract

Step 2: Identify the performance obligations

Step 3: Determine the transaction price

Step 4: Allocate the transaction price

Step 5: Recognize revenue

Substantially all the Company’s revenue will be derived from the commercial exploitation of its iTDE Technology. In principle this technology will allow the company to commercialize a system that is incorporated into a specific product: being a component in an extraction plant. It is anticipated that the need to maintain and service each unit defines the best method of commercialization as a tolling agreement, since there is a finite capacity of the system before servicing is required based on throughput. The Company considers any agreement resulting in the testing or deployment of the system (including the granting of exclusivity rights, conditional deployment, “try and see”, and other signed arrangements to be a contract with a customer. Contracts with customers are short-term or preliminary when the time between signed agreements and satisfaction of the performance obligations, (including where initial obligations in the short term may lead to replacement agreements of a defined longer duration) is equal to or less than one year. Typically, the Company expects introductory testing, and other “try and see” arrangements will be short term, however most operational agreements will be long term. The Company recognizes revenue when extraction services are provided, or market rights are granted to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services or grants of rights. The Company typically satisfies its performance obligations in contracts with customers upon delivery of extracted materials, however, in cases where systems are delivered against payment and property is transferred, revenue will be recognized accordingly. Generally, payment is due from customers immediately at the invoice date. The execution of contracts will require the assessment of specific extraction requirements, the design of a system, construction of the units required to implement the system, delivery and installation, start up and verification, as well as ongoing operation expense, before revenues may be derived from extraction under a tolling arrangement. Commercial contracts therefore have significant financing components and several variable components and considerations. Potentially there may be returns of units and maintenance and refurbishment is priced into the tolling arrangement. It is anticipated that the tolling arrangements from which the Company will derive revenues shall contain extraction performance minimums that need to be met as well as extraction rates required. These are typically defined by the type of liquid from which extraction services are required and will necessarily dictate the extent and cost of the system to be deployed. These factors should be calculated and defined prior to completing initial tolling agreements. However, since the Company has yet to complete construction and testing of its initial controlled pilot plant system and the technology is ground-new, there exists no historical experience or precedent, nor any comparable system from which estimates of these critical factors can be derived. All costs and the economics of agreements will require to be evaluated and fixed during negotiations with potential customers with the Company’s best judgment of all such factors and calculations at the time the estimate is made.

Earnings (loss) per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing the net income available to common shareholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive shares of common stock consist of the common stock issuable upon the conversion of convertible debt, preferred stock and warrants. The Company uses the if-converted method to calculate the dilutive preferred stock and treasury stock method to calculate the dilutive shares issuable upon exercise of warrants.

For the fiscal years ended December 31, 2023, and December 31, 2022, there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in these periods.

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. As of fiscal year ends December 31, 2023 and December 31, 2022, there were no uncertain tax positions.

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

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

Level 1:	inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2:	inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3:	inputs are unobservable inputs for the asset or liability. The carrying amounts of financial assets such as cash, prepaid expenses and other receivable approximate their fair values because of the short maturity of these instruments.

Evaluation of long-lived intangible assets

The Company acquired its principal intellectual property asset in the second quarter of 2021. The value of the asset was initially derived from the underlying arms’ length transaction in which the company owning the technology transferred the technology to the Company in exchange for a specific number of shares of Common Stock of the Company. The value of the shares was itself derived from that the fact that such shares were bought and sold in an arms’ length transaction that occurred simultaneously. The technology composed initially of patents and patent applications as well as certain knowhow was initially amortized by the Company. However, during fiscal year 2021, it became clear that the value of the asset was much greater than the individual patents and possible patent applications it being a stem technology (giving rise to many and various applications). For this reason, on September 30, 2021, the asset was reclassified as an intangible asset of indefinite life. The value taken was that of its book value at the third quarter end 2021. Intangible assets of indefinite life are not amortized, but instead tested for impairment at least annually or more frequently if events and circumstances indicate that the asset might be impaired.

In our analysis of intangible assets (other than goodwill), we apply the guidance of FASB ASC 350-30-35 in determining whether any impairment conditions exist. During the fourth quarter of 2023 and into the first quarter of 2023, we performed our annual impairment evaluation required under FASB ASC 350-30-35 and concluded that our intangible asset was not impaired. It is believed that the estimated fair value of the intellectual property asset exceeded its carrying values as of December 31, 2023.

Recent accounting pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability to the Company. Where it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company’s financials properly reflect the change. The Company currently does not have any recent accounting pronouncements that they are studying, and feel may be applicable.

NOTE 4 – PREPAID EXPENSE AND OTHER CURRENT ASSETS

Prepaid expense amounted to $72,925 and $22,169 as of December 31, 2023, and December 31, 2022, respectively. Prepaid expenses in fiscal year 2022 consisted of mainly service fees related to the Company’s rental of premises. The increase in prepaid expense relates to amounts held in trust by the Intellectual Property advisors and IP attorneys necessary to ensure timely filings of patents, payment of fees and other intellectual property related expense.

NOTE 5 – INTANGIBLE ASSET

On April 27, 2021, the Company (then known as AllyMe Group, Inc.) entered into that certain Asset Purchase Agreement with NEXT-ChemX (Private), in which the Company acquired certain intellectual property assets of NEXT-ChemX (Private), specifically certain patents and patent applications (the “iTDE Technology”), in exchange for the issuance of an aggregate of 23,844,448 shares of common stock of the Company, valued at $3,500,127.

The iTDE Technology was initially classified as a finite intangible asset and amortized accordingly, however, following an assessment of the asset completed at the end of the third quarter 2021, it was determined that the asset could be considered to have an indefinite useful life. The value of the asset was not the patent applications, but rather the fact of it being a “stem technology”, one that was the basis for numerous and varied applications across many fields. It was determined that the various applications of the technology would give rise to an unknown number of businesses in different fields warranting its reclassification. For this reason, the asset ceased being amortized on September 30, 2021. During the twelve months ended December 31, 2021, therefore, the Company only recorded amortization of $350,014. As of December 31, 2023, the balance of the net of accumulated amortization remains at $3,150,114.

On December 31, 2023, the Company began an assessment of the intangible asset to ascertain if the value of the asset had been impaired in accordance with ACS 350. The analysis confirmed that as of December 31, 2023, there was no impairment.

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of December 31, 2023, and December 31, 2022, accounts payable and accrued liabilities amounted to $2,443,207 and $1,548,740, respectively. Accounts payable and accrued liabilities mainly are accrued professional fees and accrued payroll. The increase in the accrued liabilities results mainly from certain directors, officers and senior employees accepting a delay in their remuneration during the startup phase of the Company.

NOTE 7 – DEFERED INCOME

During the first Quarter of fiscal year 2023, the Company signed a Partnership Agreement that called for the payment by the Company’s contractual partner of an amount of $500,000 as a condition precedent to the entry into force of the said agreement. This payment was to secure for the benefit of the partnership, the rights to use iTDE Technology for the extraction of lithium in Bolivia. The income was recorded in the financial statements as deferred revenue, however, there is no expectation that the amount received will be repaid since it is expended for the use of the Company’s intellectual property.

NOTE 8 – NON-CONVERTIBLE NOTES AND LOAN AGREEMENTS

In fiscal year 2022, the Company issued a non-convertible note in the amount of $250,000 to an existing unrelated third-party shareholder that was originally due in November 2023. This note was extended with the same terms such that the repayment date is now November 8, 2024. Interest on the note is fixed at 10% per annum payable at maturity.

In fiscal year 2022, the Company had also concluded two loan agreements with two unrelated existing third-party shareholders in an aggregate amount of $250,000 that were originally due in December 2023. Both loans were extended with the same terms such that the repayment of the loans is now December 1, 2024. Interest on the note is fixed at 10% per annum payable at maturity.

During fiscal year 2023, the Company concluded a total of 6 loan agreements with existing third-party shareholders in an aggregate amount of $465,000. One of these loans was a short-term bridging loan of $20,000 that was repaid within 30 days together with an interest fee of $3,000.

The remaining five loans issued in 2023 were as follows:

On February 2, 2023, the Company concluded a loan with an unrelated third-party shareholder in the amount of $25,000. This loan was originally for a period of one year but was extended by a year and will mature on February 1, 2025. The loan pays 10% interest per annum.

On February 21, 2023, the Company concluded a loan by an unrelated third-party shareholder in the amount of $50,000. This loan was originally for a period of one year but was extended by a year and will mature on February 20, 2025. The loan pays 10% interest per annum.

On August 21, 2023, the Company concluded a short term 30-day bridging loan of $20,000 with a non-related third-party shareholder to cover auditor fees, essential intellectual property protection and operating expenses. Under the terms of the agreement, the principal together with an interest fee was repayable within 30 days from the date of the receipt of funds. The interest fee of $3,000 for the 30-day period corresponds to an interest rate of 15% per month. The full amount of $20,000 was received on August 21, 2023, and the sum of $23,000 was repaid on September 15, 2023.

On September 14, 2023, the Company concluded two loan agreements with two separate non-related third-party shareholders of the Company for $125,000 each. Originally with a term of six months, this was extended in September 2023 such that the principal and interest are repayable in one year from the date of the receipt of funds. Interest is charged at 10% per annum payable at term with the principal repayment. The full amount of $250,000 from both agreements was received on September 14, 2023, and is repayable on September 13, 2024.

On November 16, 2023, the Company concluded a second bridging loan of $120,000 from a non-related third-party shareholder to cover auditor fees, essential intellectual property protection and operating expenses. Under the terms of the agreement, the principal and interest are repayable in six months from the date of the receipt of funds and interest is charged at 48% per annum payable in arrears with the principal repayment. The full amount of $120,000 was received on November 17, 2023, and is repayable on May 16, 2024.

In summary, as of December 31, 2023, a total of eight unpaid loans with an aggregate amount of $945,000 were outstanding, with the first $120,000 coming due in the second quarter 2024, $250,000 in 3rd quarter 2024 and a further $500,000 coming due in the last quarter of fiscal year 2024. The remainder falls due in fiscal year 2025.

NOTE 9 - DUE TO RELATED PARTIES

In support of the Company’s efforts and cash requirements, it has relied and continues to rely on certain ‘advances’ from related parties and from one professional consultant. This reflects the willingness of certain members of senior management and those associated with the Company’s successful future not to take remuneration payments owing to them in accordance with their contracts, and in certain cases not to be reimbursed in a timely fashion for expenses legitimately incurred on behalf of the Company (“related party advances”). These Company liabilities are composed of legitimately incurred contractual remuneration, advances or amounts paid in satisfaction of the Company’s liabilities to third parties (often as expenses). As of December 31, 2023, seven employees, consultant senior managers and a third party professional have made related party advances: two direct employees, a consultant and a third party professional (resident in the US) are owed a total of $1,210,652, and three senior managers (resident in Europe) were owed a total of $961,703.

It is anticipated that the forbearance shown by the Company’s personnel will continue until such time as the Company can support its operations or attain adequate financing through sales of its equity or traditional debt financing. In March 2023, certain delays in the receipt of payments were agreed with certain employees and consultants of the Company and these agreements provided for interest to pe paid on certain of the outstanding sums, however, due to a lack of liquidity, the Company was not able to keep to the commitments made in such agreements. None of those that signed the agreements has acted on such default and the Company is in discussion with all senior staff and consultants with a view to defining a method of settling the outstanding obligations of the employees and consultants that would form a lasting solution. However, there is no current formal written commitment enforcing or requiring continued support by the concerned related parties who are effectively advancing their legitimate remuneration and private funds to further the Company’s purposes. The willingness of the said related party to allow delayed payment is considered temporary in nature. As of December 31, 2023, there are no arrangements formalized. No promissory note or any other written agreements exist that are effective at the fiscal year end 2023. Such related party advances remain a liability.

As of December 31, 2023, and December 31, 2022, the related party advances to the six employees outstanding were $1,767,355 and $945,125 respectively. At the same dates, the related party advance to the professional consultant was $405,000 and $26,200 respectively.

NOTE 10 - INCOME TAXES

United States

The Company is incorporated in United States and is subject to corporate income tax rate of 21%.

Loss before income taxes consists of:

	For the years ended
	December 31,
	2023	2022
Unites States	$(2,361,231)	(1,743,799)
Total	$(2,361,231)	$(1,743,799)

The components of deferred taxes are as follows at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Deferred tax assets, current portion
Amortization of fair value of stock for services	$-	$-
Total deferred tax assets, current portion	-	-
Valuation allowance	-	-
Deferred tax assets, current portion, net	$-	$-
Deferred tax assets, non-current portion
Fixed assets	$-	$-
Net operating losses	1,271,332	775,474
Total deferred tax assets, non-current portion	1,271,332	775,474
Valuation allowance	(1,271,332)	(775,474)
Deferred tax assets, non-current portion, net	$-	$-

The Company is subject to United States of America tax law. As of December 31, 2023, the operations in the United States of America incurred $6,053,963 of cumulative net operating losses that may be available to reduce future years’ taxable income indefinitely. The Company has provided full valuation allowance for the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

NOTE 11 - STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 and 5,000,000 shares of preferred stock with a par value of $0.001. There is no preferred stock issued and outstanding as of December 31, 2023. There are 28,346,834 and 28,546,834 shares of common stock outstanding as of December 31, 2022, and 2023, respectively.

Effective April 27, 2021, the Company, entered into that certain Asset Purchase Agreement with NEXT-ChemX (Private), in which the Company acquired certain intellectual property assets of NEXT-ChemX (Private), specifically certain patents and patent applications, in exchange for the issuance of an aggregate of 23,844,448 shares of common stock of the Company. This transaction changed the business, management and potential of the Company completely, becoming entirely different to its previous purpose.

During fiscal year 2023, the Company issued a total of 200,000 shares of Common Stock. 100,000 shares were issued to non-related third-party accredited investors following their subscription to the March 20, 2023, private placement of the Company’s securities at $5.00 per share. An additional 100,000 shares of Common Stock was issued to a contractual partner in fulfilment of the Company’s contractual obligations under the agreement.

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated events occurring subsequent to December 31, 2023, through the date these financial statements were issued, and has determined that the following events qualify as subsequent events.

Indebtedness of employees, consultants and certain other debtors.

On February 29, 2024, the Company concluded a total of seven agreements with its senior employees, consultants and third-party professionals and with one former employee that resigned in January 2024. These agreements set out the terms under which such persons would receive their past indebtedness and, with the exception of the employee that resigned, their future remuneration. Each of these agreements provides for all the indebtedness due to the respective persons to become due and payable as soon as the Company shall have either (i) achieved an annual EBITDA of $5 million per annum as indicated by reference to the Annual Report of the Company on Form 10-K or if no such report is filed, in accordance with the audited financial reports presented to the shareholders, or, (ii) achieved a quarterly income figure of $12 million, or, (iii) the Board of Directors of the Company shall declare the Indebtedness due. Until such time as payment is made, all Indebtedness shall incur interest at 8%. The Agreements additionally provide for the respective salaries fixed in the employment agreements to be reduced to at least ¼ of the amount of remuneration set forth in the employment or consulting agreement from March 1, 2024. Remuneration will be increased to ½ of the agreed salary either (a) on the date on which the Company shall raise more than $3 million in equity or debt finance, or (b) the date on which the Company shall receive booked revenue.

The agreements further provide for each signatory with the Company to convert all or a portion of the Indebtedness and Penalty Interest to shares of common stock of the Company at any time at the lower of (i) the price which is five percent (5%) lower than the average trading price of the five business trading days immediately preceding the date of the election, or (ii), if the Company is in the process of raising finance and has made an offering to the public by reporting the offering to the Securities Exchange Commission (“SEC”), at the price that is five percent (5%) lower than the price recorded in such reported offering provided such offering shall have been active at any time during the previous quarter.

The indebtedness of the Company to the signatories shall be accelerated and become immediately due and payable in the event that the Company shall fail: (i) (a) to achieve an annual EBITDA of $5 million per annum, or, (b) to achieve a quarterly income figure of $12 million, or, (c) to declare the Indebtedness on or before February 28, 2027; or (ii) to pay the monthly remuneration agreed in the agreement within 11 days of the month end in which the remuneration was incurred.

Notwithstanding the above, the Indebtedness shall become due on the fifth anniversary of the Execution Date.

These agreements shall only enter into force on the first date following February 29, 2024 on which the total debt of the Company outstanding to any listed shareholders of NCX who are not employees of NCX has been either converted to shares of common stock of NCX, or paid in full, or forgiven; if this suspensive condition is not realized on or before May 30, 2024, the agreements all become void.

Issuance of Convertible Notes

On February 27, 2024 the Company filed a Notice of Exempt Offering of Securities on Form D to record the issuance of a new series of notes convertible in to shares of common stock at $1.25 per share (“Notes”). These Series “F” notes are repayable on the twenty-fourth anniversary of their issuance and pay interest at term calculated at 10% per annum. The Company may issue up to a total of $3,000,000 of such Series “F” Notes. Late repayment will incur penalty interest of 12%. The Noes may be repaid prior to term following the filing of a registration Statement covering the underlying shares by giving five days’ notice to the Note Holders, provided however, the share price remains above $2.50 for 10 days prior to notice given. Upon the occurrence of an event of an event of default, interest on the notes shall rise to 12% per annum, penalty interest will accrue and all indebtedness under the Notes shall become immediately due and payable. Events of default include: failure to repay on time; failure to observe any covenant; making false representations and warranties; events of bankruptcy, commencement of liquidation or the issuance of judgements of a with similar effect; failure to issue shares on conversion in a timely fashion; and the occurrence of events that would have a material adverse effect on the Company business and prospects.

The Company has to date issued 5 Series “F” Notes to two existing shareholders in an aggregate amount of $365,000.

Creation of the Partnership Company with Clontarf Energy plc

On 21st February, 2024, the Company formed the certain partnership company as a Nevada LLC as required in accordance with the Partnership Agreement signed March 27, 2023 between the Company and the UK AIM listed company Clontarf Energy plc (“Clontarf”). The new LLC is the 50:50 joint venture between the Company and Clontarf that will be the vehicle for the proposed deployment of the Company’s iTDE Technology in Bolivia.

On 4 March 2024, Clontarf submitted the qualification materials for the partnership to the “Pública Nacional Estratégica Yacimientos de Litio Bolivianos” (the ‘National Strategic Public Company of Bolivian Lithium Deposits’ or “YLB”) in relation to the Call for Bids (“convocatoria”) for the seven priority salares (salt pans) in Southern Bolivia. Under the Partnership Agreement it is Clontarf’s responsibility to submit such bids on behalf of the partnership LLC.

On 15th March, 2024, the Clontarf received notice from YLB that the partnership had been shortlisted as a tender participant.

Other subsequent Events.

Mr. Majendie resigned as an officer and employee of the Company in January 2024, however he has agreed to continue as a consultant to provide support in matters which were his responsibility while an employee.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed by the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that the information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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

As of December 31, 2023 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The material weaknesses were identified by our management in connection with the review of our financial statements for the fiscal year ended December 31, 2023.

Management believes that the material weaknesses set forth in items (2) and (3) above did not influence our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors’ results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. The management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the management’s report in this annual report.

Management’s Remediation Initiatives

Given the limited financial resources available to the Company, the Company is not able to institute any realistic remediation of the identified material weaknesses and other deficiencies and enhance our internal controls. At such a time that the Company does not have the financial resources to address and eliminate the identified weaknesses. Unfortunately, until the Company has such financial resources, the identified weaknesses will continue to exist.

Changes in Internal Control over Financial Reporting.

During the last quarter of the Company’s fiscal year ended December 31, 2023, there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

[Not applicable]

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following individuals currently serve as our executive officers and directors:

Name	Age	Positions
Benton H Wilcoxon	74	Chief Executive Officer and Director
John Michael Johnson	58	President, Director and Chief Financial Officer
Dominic J. Majendie	61	Vice President, Business Development and Secretary

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

J. Michael Johnson

Mr. Johnson has served as Director, President, Chief Financial Officer of NEXT-ChemX Corporation since April of 2021. Mr. Johnson brings professional experience gained from his services to a variety of public and privately held middle market businesses for over 30 years. Mr. Johnson previously was the CEO of Future Capital Holdings for over 5 years. Mr. Johnson’s financial career began at Fidelity Investments in 1990 in the institutional trading division. From approximately 1992-2001 Mr. Johnson worked at various broker dealers in both retail and institutional sales. During this timeframe Mr. Johnson also was a 25% partner in Southern California Equity Group, Inc., a franchise broker dealer located in La Jolla California. During these years Mr. Johnson participated in IPO’s, secondary offerings, debt, equity financing, as well as private placements both on the retail and institutional level. In approximately 2002 Mr. Johnson became an independent consultant working for various small cap growth companies providing services for his clients to raise capital and navigate through the public markets. His primary focus has been identifying funding sources, structuring financings and negotiating the terms of the capital. Mr. Johnson received his Bachelor of Science degree in Economics in 1989 from Fitchburg State University.

Dominic J. Majendie

Mr. Majendie has served as Vice President, Business Development since October 1, 2021. Educated in England and at Geneva University obtaining a Masters equivalent in Law. Dominic Majendie has held a variety of senior managerial positions including as an officer and director of US publicly traded companies over a period of 40 years. He has worked extensively in the commercialization of new technologies in materials science, energy storage and overhead power cables developing marketing strategies and organizing the introduction of new products in international markets. Notably he has worked in senior positions with Mr. Wilcoxon in both Ashurst Technology Corporation and Composite Technology Corporation. Mr. Majendie has organized businesses in Telecommunications, V-Sat and social media systems, as well as more recently managing the manufacturing operations of a thermoplastic injection molding and extrusion facility in the Middle East. He has managed complex projects and consulted in the UK on business reorganizations as well as for the Qatari Governmental think tank examining questions of sustainability and food security. He has worked extensively in North America, Europe, Ukraine and the Middle East.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company’s officers and directors, and greater than 10% stockholders (“Insiders”), to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission (“SEC”). Copies of the reports are required by SEC regulation to be furnished to the Company. When, on December 23, 2021, the Company filed Form 8-A with the SEC, it became a mandatory filer and all Insiders were required to abide by the rules relating to reporting of beneficial ownership. These declarations were filed late. The initial declaration of ownership by Insiders must be reported to the SEC on its Form 3 declaration within 10 days of the person becoming an Insider. Changes in beneficial ownership by Insiders must be reported within 2 days of change using a Form 4 ‘Statement of changes in beneficial ownership of securities. In certain cases, a Form 5 report may or must be filed within 45 days of the Company’s fiscal year end.

During management’s review of the reporting of Insiders during the fiscal year ended December 31, 2023, no issues were found.

Code of Ethics

Our board of directors has adopted a code of ethics that our officers, directors and any person who perform similar functions are subject to. Currently Mr. Wilcoxon and Mr. Johnson are our directors, supported by one officer, Mr. Majendie, therefore, they are the only people subject to the Code of Ethics. If we retain additional directors and officers in the future, including those appointed to act as our principal financial officer, principal accounting officer, controller or persons serving similar functions, they would become subject to the Code of Ethics. The Code of Ethics does not indicate the consequences of a breach of the code. If there is a breach, the board of directors would review the facts and circumstances surrounding the breach and take action that it deems appropriate, which action may include dismissal of the employee who breached the code. Currently, since Mr. Wilcoxon, Mr. Johnson serve as our directors and key officers with Mr. Majendie supporting as Corporate Secretary, they are responsible for reviewing their own conduct under the Code of Ethics and determining what action to take in the event of their own breach of the Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION.

At present the Company has not adopted a consistent plan for the remuneration of its executives. The Company has insufficient funds to provide for a regular compensation scheme. Following the successful closing on sufficient finance, the Company plans to appoint one or more directors to the Board that qualify as “independent” in accordance with rule 4200(a)(15) of the NASDAQ Marketplace Rules. This will enable the Company to develop an independently reviewed and appropriate executive compensation plan during the year.

As of December 31, 2023, all senior executives of the Company have signed employment agreements governing their duties and remuneration. These provide for the annual base compensation to be reviewed annually as well as eligibility to receive an annual bonus at the discretion of the Board of Directors.

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

Executives and their immediate families are also entitled to participate and shall receive all benefits under any welfare plans provided by the Company (including without limitation medical prescriptions, dental, disability, employee life, group life, accidental life and travel accident insurance plans and plans) should such plans be organized. To date no such plans have been organized.

Certain key executives owed more than $50,000 in salary remuneration, having contributed significantly to the success of the Company by foregoing immediate payment of all or part of such remuneration, have been granted the right to receive the full amount of any back salary remuneration multiplied by 3 1/3 in the event that there is a change of control of the Company, in particular where any individual or group of investors acquires over 50% of the Company’s voting stock. However, if executives with this right have received the full amount of their past due salary prior to the change of control, no additional remuneration shall be due in this respect. Executives benefiting from this provision may convert any multiplied back salary into shares at the same price at which the change of control was affected.

If located abroad certain executives may receive housing allowances or other expenses as an incentive or related to the difficulty of life in such locations.

During fiscal year 2023, no executive has received their full salary, nor were any options issued, nor were any other forms of remuneration or in kind paid or granted.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of December 31, 2021, by: (i) each current director, each nominee for director and executive officer of the Company; (ii) all directors and executive officers as a group; and (iii) each shareholder who owns more than five percent of the outstanding shares of the Company’s Common Stock. Except as otherwise indicated, the Company believes each of the persons listed below possesses sole voting and investment power with respect to the shares indicated.

Name and Address	Number of shares	Percentage Owned (1)(2)
NEXT-ChemX Corporation,
1111 W 12th Street #113, Austin TX 78703	23,844,448	83.527%
Ann Mollicone 1500 Vine Street, Somerset MA 02726	1,833,570	6.598%
Aristou Mahjoory 130 Randall Avenue, Somerset MA 02726	1,761,494	6.171%

(1)	This table is based upon 28,546,834 shares issued and outstanding as of December 31, 2023.

(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the shares. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options or warrants but are not deemed outstanding for computing the percentage of any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Certain Relationships

One Director and officer of the Company also sits on the Board of Directors and as an officer of the controlling Shareholder of NEXT-ChemX (Private) and exercises control over the voting of the majority, 83.5% of the shares eligible to vote at the meeting of the Shareholders of the Company.

Related Party Transactions

In support of the Company’s efforts and cash requirements, the Company has also relied on advances from related parties, and this is expected to continue until such time as the Company can support its operations or attain adequate financing through sales of its equity or debt financing.

Prior to April 27, 2021, $59,895 was due to Zilin Wang, the sole officer and director of the Company. This amount derived from advances of operating expenses made by Mr. Wang and were unsecured, non-interest bearing, and due on demand. This full amount of $59,895 was discharged on April 27, 2021, with the resignation of Mr. Wang from the Board of Directors of the Company concurrently with and as part of the sale of his ownership interest in the Company.

Since fiscal year 2021, J. Michael Johnson, a director and officer of the Company, has provided certain operating funds to the Company as follows:

A promissory note dated April 28, 2021, in the amount of $15,000 paying 5% interest that came due November 1, 2021. At the time of maturity, the interest due was waived and the amount of $15,000 was put into a new convertible note dated November 12, 2021, paying 8% interest and with a 1-year maturity, convertible into shares at a conversion rate of $1.00 per share. The full amount owing was converted into shares of Common Stock of the Company on December 10,2022.

Two promissory notes dated (i) September 17, 2021, in the amount of $2,500 paying 5% interest and (ii) October 18, 2021, in the amount of $3,400 paying 5% interest were repaid in full on November 1, 2022 and October 18, 2022 respectively.

As of December 31, 2022, directors, officers and employees, including full time consultants, were owed a total of $1,831,165.05 for salaries, remuneration and expenses. Of this $1,217,355 is owed to four senior officers and employees (including consultants) benefiting from the change in control provision that would see their salaries multiplied by 3 1/3 time if the outstanding were not paid prior to the change of control.

Director Independence

As of December 31, 2022, Benton Wilcoxon and J. Michael Johnson were the sole directors of the Company. They are not considered “independent” in accordance with rule 4200(a)(15) of the NASDAQ Marketplace Rules. We are not currently traded on NASDAQ and are therefore not required to comply with the NASDAQ Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by our auditors, BF Borgers, CPA PC for the years ended December 31, 2023, and December 31, 2022 were $99,000 and $72,000, respectively, for professional services rendered in connection with the audits of our annual financial statements and the reviews of our quarterly financial statements.

AUDIT-RELATED FEES

During the last two fiscal years, no fees were billed or incurred for assurance or related services by either of our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

$800 was paid to a tax consultant in 2023 for the preparation of the 2022 tax filings.

ALL OTHER FEES

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors’ responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of Directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal years ended December 31, 2021, and December 31, 2020, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption “All Other Fees”, which are currently none, is compatible with maintaining the auditor’s independence.

The board approved all fees described above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS

The following documents are filed as part of this 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

●	Report of BF Borgers, CPA PC, Independent Registered Certified Public Accounting Firm for the fiscal year ended December 31, 2023 and 2022

●	NEXT-ChemX Corporation Statements of Operations and Comprehensive Loss for the years ended December 31, 2023 and 2022

●	NEXT-ChemX Corporation Stockholders’ Deficit for the period from December 31, 2023 to December 31, 2022

●	NEXT-ChemX Corporation Statements of Cash Flows for the years ended December 31, 2023 and 2022

●	NEXT-ChemX Corporation Notes to Consolidated Financial Statements

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

NEXT-ChemX Corporation
(Registrant)

By	/s/ Benton H Wilcoxon
Benton H Wilcoxon
Chief Executive Officer

Date	April 1, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By	/s/ John Michael Johnson
John Michael Johnson
President, Chief Financial Officer

Date	April 1, 2024

