Form 10-Q
period 2024-03-31
NEXT-ChemX Corporation.
filed 2024-07-15
CIK 1657045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-56379

NEXT-ChemX Corporation

(Exact Name of Registrant as Specified in Its Charter)

Nevada	32-0446353
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1980 Festival Plaza Drive, Summerlin South, Suite 300,

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of July 12, 2024 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	28,546,834

NEXT-ChemX Corporation

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2024

2

NEXT-CHEMX CORPORATION

INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

PART I

FINANCIAL INFORMATION

Important Notice: Deficient Report

The financial statements that form part of the present Quarterly Report on Form 10-Q for the period covering the first quarter of 2024 (the “2024 10-Q”) have not been reviewed by a registered public accounting firm, this filing must therefore be considered as substantially deficient. On May 3, 2024, as the Company was in the process of completing the present 2024 10-Q when the Company was made aware that its long standing auditors, BF Borgers CPA PC, had been denied the privilege of appearing or practicing before the Securities and Exchange Commission (the “SEC”) as an accountant. The Company has appointed new registered public accounting firm: Fruci & Associates II PLLC, Certified Public Accountants based in Spokane, Washington (“Fruci & Associates”) to replace BF Borgers. However, due to a vastly increased workload as well as the necessity of reauditing the 2023 Annual Report filed on Form 10-K (the “2023 10-K”), Fruci & Associates has been unable to complete the review of the present 2024 10-Q as required. The present deficiency is entirely due to circumstances beyond the control of the Company.

The Company has no reason to believe that either this present 2024 10-Q or any of the previously issued financial statements cannot be relied upon because of an error in the statements. The Company, however, has appointed Fruci & Associates to carry out the audit and review and will make every effort to support Fruci & Associates in reauditing the 2023 10-K and refiling the present 2024 10-Q for the first quarter following the required review as soon as possible.

ITEM 1. FINANCIAL STATEMENTS.

NEXT-ChemX Corporation

Condensed Balance Sheets

(Unaudited)

(Not Reviewed)

	not reviewed March 31,	not reviewed December 31,
	2024	2023
ASSETS
Current Assets:
Cash	$94,770	$2,458
Financial Assets	44,957	64,944
Prepaid expense and other current assets	77,103	72,925
Total Current Assets	216,830	140,327

Property and equipment, net	11,287	12,621
Intangible asset, net	3,150,114	3,150,114
Total Non-current Assets	3,161,401	3,162,735

Total Assets	$3,378,231	$3,303,062

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$2,632,132	$2,443,207
Other Current Liabilities	511,980	511,980
Loan payable	965,000	945,000
Due to related party	52,445	32,238
Total Current Liabilities	4,161,557	3,932,425

Non-Current Liabilities:
Notes payable	365,000	-
Total Non-Current Liabilities	365,000	-

Total Liabilities	$4,526,557	$3,932,425

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 28,546,834 issued and outstanding	28,547	28,547
Additional paid-in capital	5,396,053	5,396,053
Accumulated deficit	(6,572,926)	(6,053,963)
Total Stockholders’ Equity (Deficit)	(1,148,326)	(629,363)

Total Liabilities and Stockholders’ Equity (Deficit)	$3,378,231	$3,303,062

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXT-ChemX Corporation

Condensed Statements of Operations

(Unaudited)

(Not Reviewed)

	Three Months Ended
	March 31,
	not reviewed 2024	not reviewed 2023

Revenues	$-	$-

Operating expenses
General and administrative	482,136	436,653
Total operating expenses	482,136	436,653

Income (loss) from operations	(482,136)	(436,653)

Other income (expense)
Interest expense	(36,827)	(21,320)
Total other expense	(36,827)	(21,320)

Net income (loss)	$(518,963)	$(457,973)

Net gain (loss) per common share: Basic and diluted	$(0.02)	$(0.02)

Weighted average number of common shares outstanding: Basic and diluted	28,546,834	28,374,612

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXT-ChemX Corporation

Condensed Statement of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

(Not Reviewed)

For the Three Months Ended March 31, 2024

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares not reviewed	Amount not reviewed	Capital not reviewed	Deficit not reviewed	Deficit not reviewed
Balance December 31, 2023	28,546,834	$28,547	$5,396,053	$(6,053,963)	$(629,363)
Net loss				(518,963)	(518,963)
Balance March 31, 2024	28,546,834	$28,547	5,396,053	$(6,531,567)	$(1,148,326)

For the Three Months Ended March 31, 2023

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares not reviewed	Amount not reviewed	Capital not reviewed	Deficit not reviewed	Deficit not reviewed
Balance December 31, 2022	28,346,834	$28,347	$4,396,253	$(3,692,732)	$731,868

Stock Issuances to 3rd Party	100,000	100	499,900		500,000
Net loss				(457,973)	(457,973)
Balance March 31, 2023	28,446,834	$28,447	4,896,153	$(4,150,705)	$773,895

The accompanying notes are an integral part of these consolidated financial statements.

NEXT-ChemX Corporation

Condensed Statements of Cash Flows

(Unaudited)

(Not Reviewed)

	For the nine months ended
	March 31,
	2024 not reviewed	2023 not reviewed
CASH FLOWS FROM OPERATING ACTIVITIES
Net income(loss)	$(518,963)		$(457,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,334		1,334
Other income received in form Shares of Stocks	-		-
Unrealized loss on trading securities	19,987		-
Changes in Operating Assets and Liabilities:
Related Party Advances	20,207
Prepaid expenses	(4,178)		8,839
Accounts payable and accrued liabilities	188,925		137,655
Net cash provided by (used in) operating activities	(292,688)		(310,145)

INVESTING ACTIVITIES
Purchase of property and equipment	-		-
Net cash provided by (used in) investing activities	-		-

FINANCING ACTIVITIES
Proceeds from the Stock Issuance of Common Stocks	-		500,000
Proceeds from convertible notes payable - related party	-		-
Net proceeds from notes payable	365,000		75,000
Net proceeds from loan payable	20,000		-
Repayment of notes payable	-		(151,007)
Net cash provided by (used in) financing activities	385,000		423,993

Net increase (decrease) in cash	92,312		113,848
Cash, beginning of year	2,458		28,355
Cash, end of the period	$94,770		$142,203

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-		$-
Interest	$-		$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Common Stock issued on Conversion of 3rd party loan	$-		$-
Common stock issued on conversion of related party notes payable and accrued interest	$-		$-
Stock issued on 3rd Party as other expense	$-	$

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXT-ChemX Corporation

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2024

not reviewed

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

NEXT-ChemX Corporation, formerly known as AllyMe Group Inc. (the “Company”, “we” or “us”) was incorporated under the laws of the State of Nevada on August 13, 2014, and has adopted a December 31 fiscal year end. The Company trades on the OTC market (Pink Sheet) under the symbol “CHMX”. On December 23, 2021, the Company filed SEC Form 8 A12G becoming a mandatory filer and has since complied with all reporting requirements of the Securities Exchange Commission as a reporting issuer.

Since April 2021, following a complete change of the Company’s shareholders, management, assets and strategy, the business of the Company became the commercialization of a novel innovative Ion-Targeting Continuous-Flow Direct Extraction Technology (“iTDE Technology”) as further described in Note 5 below. The iTDE Technology is embodied in certain patents and patent applications as well as proprietary knowledge.

The primary focus of the Company is the commercial launch of its iTDE Technology in a scalable system and cost-effective system, that may be deployed remotely to customer locations. The Company’s technology, when fully tested and implemented, is expected to enable the commercial extraction of lithium from natural brines and geothermal sources as well as liquors from leached mined ore solutions. In addition, during the first quarter, management began to focus on developing two or three other targeted systems for the mining of metals as well as water treatment systems and recycling.

Potential future commercial applications for the iTDE Technology include, but are not limited to:

●	Extracting Fatty Acids from Vegetable Oils for More Economical Refining;
●	Extracting of Radioactive Ions from Nuclear Plant Stored Water;
●	Extracting of Metal Ions from Mine Leach Solutions, Effluent, or Tailings; and
●	Desalination of Sea Water, by Extracting Ions for Water Purification

During the first quarter of 2024, the Company has continued to manage the construction of the first of two pilot plant systems that will form the basis of its ongoing commercialization efforts by demonstrating the scalability of the system for commercial purposes. This will be done by providing actual commercial data to define typical running costs, and by generating commercial interest by processing samples supplied by potential customers to demonstrate the iTDE technology’s capabilities commercially. The two planned systems include (i) a smaller flexible system utilizing the iTDE Technology that will enable the processing of solutions containing lithium to demonstrate the commercial viability of the system; and (ii) a larger system that will handle the processing of industrial quantities of brines, better demonstrating the scalability and performance of the system when used commercially to extract lithium.

The smaller system was designed to facilitate work on refinement of the basic iTDE system by enabling changes to sensor types and positions as well as adaptations to its other relevant systems. It is expected this will contribute to improvements in efficiency and assist in the modelling of the process for commercial implementation, enabling changes that will reduce the cost and improve the economics of the process. The inherent flexibility of the design also allows the Company to conduct its research into the extraction of other elements thereby to exploring the commercial viability of the extraction of other elements.

The first system is nearing completion during the first quarter of this year.

The Company anticipates first running extraction tests on brine solutions mixed with controlled defined quantities of elements that approximate the naturally occurring brines of potential customers. The Company has already received brine samples from Clontarf Energy plc (“Clontarf”), a UK AIM listed company with whom the Company concluded an agreement to iTDE Technology in Bolivia through a jointly established commercial venture. The composition of these brines will be the basis for modeling these controlled samples. This initial calibration of the system will be done by making synthetic brines based upon analytical data received from the Bolivian State Lithium Company and should provide a basis for better testing with actual brines. We expect large container sized sample of actual brines to arrive in India in or about October of 2024 for testing in our pilot plant system.

We have also engaged with another Indian company to test the effectiveness of their nano-filtration system to use in front of our pilot plant system to remove significant amounts of divalent ions, such as magnesium and calcium, without the use of any chemicals. This may make our complete system more economical in challenging remote areas such as our project with Clontarf in Bolivia.

Due to a lack of funding, the Company has scaled back its intellectual property protection strategy in the near term.

NOTE 2 – GOING CONCERN

The Company has incurred losses since inception (August 13, 2014) resulting in an accumulated deficit of $ 6,572,926 as of March 31, 2024. Until such time as the pilot plant is completed and the Company can commence the normal commercialization of its technology, further losses are anticipated. Management anticipates more losses before the commercialization of the system can be expected to break-even or to turn a profit. For the three months ended March 31, 2024, the Company showed a net loss of $518,963, as compared with the loss of $457,973 for the three months ended March 31, 2023. The net cash used in operating activities of the Company during the three months ended March 31, 2024, and 2023 was $292,688 and $310,145, respectively. Notwithstanding the receipt of the first income from the commencement of the commercialization of the Company’s main asset, its iTDE Technology, there remains a substantial doubt regarding the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the continuing and expanding success of the Company’s development efforts. Notwithstanding the promising results of the Company’s participation in its venture with Clontarf and the Government of Bolivia, the Company will require additional capital to reach its goals.

From the anticipated receipts of any financing, the Company must discharge outstanding payables of $162,373 and a further $513,800 in accrued expenses. These figures do not include a total of $1,895,127 in payables for salary, remuneration and expenses.

The Company will need to raise an estimated $2.8 million during fiscal 2024 to manage its business needs. There is no assurance that the financing of this nature will be available. The inability to raise the financing necessary and the general business uncertainties and particular conditions and situations described above raise doubts about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and, or the private placement of common stock. There can be no assurances that management’s plans will be successful.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited condensed interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim financial statements should be viewed in conjunction with the audited financial statements of the Company for the year ended December 31, 2023.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could and likely will differ from those estimates.

Intangible asset

The iTDE Technology is classified as an indefinite intangible asset by the Company based on it being a fundamental stem technology that has applications in numerous fields and that is anticipated to give rise to other applications and techniques. As a result, no amortization has been recorded against the asset which remains at its October 1, 2021, value of $3,150,114 (see Note 5 to these unaudited condensed financial statements). The Company conducts regular assessments of the iTDE Technology to identify if its value is impaired in any way, (i) on an annual basis and (ii) if, in the opinion of Management, there exists any reason external or internal why the asset might be impaired. In the opinion of management, as at the date of this report, there exists no reason external or internal why the asset might be impaired.

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

NOTE 4 – PREPAID EXPENSE AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets amounted to $77,103 as of March 31, 2024, it was increased from the $72,925 reported as at December 31, 2023. This represents an increase of $4,178 during the period. Prepaid expenses comprise a $1,600 deposit on the rental of laboratory facilities and a $600 deposit under a consultancy agreement, both unchanged. The remainder comprises advance payments for the purpose of filing for intellectual property protection. Payments are made in trust to our IP attorneys through whom amounts are disbursed when required. The trust account is replenished when needed.

NOTE 5 – PRINCIPAL ASSET (iTDE TECHNOLOGY)

The Company’s principal asset is the certain indefinite intangible intellectual property, comprising specifically certain patents and patent applications along with the existing and developing knowhow, relating to a novel extraction process proven capable of removing ions from solution using hollow fiber membranes (the “Extraction Technology”). The technology represents, in the opinion of management, an entirely novel approach to the process of extraction of ions that is anticipated to be cheaper, more efficient, and less damaging to the environment. Following an assessment of the Extraction Technology conducted at the end of Q3, 2021, it was determined that the Extraction Technology had an indefinite useful life. The said indefinite, intangible asset will not be amortized; however, the value of the Asset will be examined for impairment periodically in accordance with ASC 350. On March 31, 2024, Extraction Technology is valued on the balance sheet at $3,150,114.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of March 31, 2024, and December 31, 2023, accounts payable and accrued liabilities consisted of as follows:

	March 31,	December 31
	2024	2023
Accounts payable and accrued expenses	$803,012	$698,009
Accrued payroll	1,715,842	1,668,748
Accrued interest	113,278	76,450
Total	$2,632,132	$2,443,207

As on March 31, 2024, the Company owed a total of $1,330,000 in loans payable to shareholders. These loans (including their various interest payments) will fall due as follows:

Second Quarter 2024	$120,000
Third Quarter 2024	$250,000
Fourth Quarter 2024	$500,000
2025	$95,000
2026	$365,000

On February 29, 2024, the Company concluded a total of seven agreements with its senior employees, consultants, and third-party professionals and with one former employee that resigned in January 2024. These agreements set out the terms under which such persons would receive their past indebtedness except for the employee that resigned, their future remuneration. Each of these agreements provides for all the indebtedness due to the respective persons to become due and payable as soon as the Company shall have either (i) achieved an annual EBITDA of $5 million per annum as indicated by reference to the Annual Report of the Company on Form 10-K or if no such report is filed, in accordance with the audited financial reports presented to the shareholders, or, (ii) achieved a quarterly income figure of $12 million, or, (iii) the Board of Directors of the Company shall declare the Indebtedness due. Until such time as payment is made, all Indebtedness shall incur interest at 8%. The Agreements additionally provide for the respective salaries fixed in the employment agreements to be reduced to at least ¼ of the amount of remuneration set forth in the employment or consulting agreement from March 1, 2024. Remuneration will increase to ½ of the agreed salary either (a) on the date on which the Company shall raise more than $3 million in equity or debt finance, or (b) the date on which the Company shall receive booked revenue.

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

As at March 31, 2024 none of these agreements had entered into force.

NOTE 7 – CONVERTIBLE NOTES, PROMISSARY NOTES AND LOANS

During the three months ended March 31, 2024, the Company issued five convertible notes with aggregate amount of $365,00 and will mature in 24 months.

As of March 31, 2024, the Company had eight outstanding loans with an aggregate value of $945,000. Each of these loans is repayable in one year and pays 10% interest annually in arrears. The Company contracted a further two loans during the three months ending March 31, 2024, with an aggregate value of $20,000. Each of these loans is repayable in one year and pays 10% interest annually at maturity.

During the three months ended March 31, 2024, the Company recognized interest expense on its loans and convertible notes of $35,258.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company continues to rely on advances from related parties in support of its operations and cash requirements are expected to continue until such time as the Company can support itself or attain adequate financing through sales of equity or debt financing. Most of this support took the form of the nonpayment of all or a portion of salary payments to senior Directors, Officers, consultants, and employees, effectively constituting a deferred debt payment to such persons.

As of March 31, 2024, Directors, Officers and employees, including full time consultants, were owed a total of $1,921,427 for salaries, remuneration and expenses. Of this $1,748,714 is owed to five senior officers and employees (“Senior Managers”).

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 and 5,000,000 shares of preferred stock with a par value of $0.001. There was no preferred stock issued and outstanding as of March 31, 2024.

On March 31, 2024, there were 28,546,834 shares of common stock outstanding.

During the three months ended March 31, 2024, the Company issued no shares of common stock.

During the three months ended March 31, 2024, the Company issued no options under the Company’s 2021 Stock Incentive Plan (the “Plan”).

During the three months ended March 31, 2024, the Company issued no convertible debt exchangeable into shares of common stock.

NOTE 10 – SUBSEQUENT EVENTS

The seven agreements signed on February 29, 2024, by the Company with its senior employees, consultants, and third-party professionals as well as with a former employee under which certain provisions were agreed to defer the debts owing to such persons became null and void on May 30, 2024.

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

Overview of the Business

Since April 27, 2021, the Company has changed its business entirely with the acquisition of intellectual property assets related to a novel membrane-based ion extraction process (“iTDE Technology”), which is able to extract ions exiting in low concentrations from liquid solutions. The iTDE Technology is now being used in laboratory pilot testing to enable the Company to produce its first commercial prototypes using the novel the Extraction method. The iTDE Technology allows for the removal of ions from solution: without concentration by evaporation (significantly preserving the water resources); without pressure or additional heating (reducing energy costs); and targets the specific ions to be extracted (reducing the need for further operations and increasing the potential for the sale of other ions present in the solution). Because of the reduced interference with the environment, the lower energy costs, and the lack of a need for large evaporation ponds, management considers the iTDE Technology to be more environmentally friendly and sustainable when compared to alternatives.

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

Currently, the primary focus of the business is on completion of the first of two pilot plants embodying the iTDE Technology system that will enable the demonstration of the extraction system for the extraction of lithium, calcium, magnesium, boron, and certain other elements. The first system will provide greater flexibility to optimize and extend the reach of the process, allowing for replacement of sensor systems and variation of process parameters. It is anticipated that this pilot plant will not only demonstrate the system and its ability to target lithium using naturally occurring brines and liquors (solutions of crushed ores), but also provide a platform to optimize the extraction process and extend the extraction to other elements. The first pilot plant will enable the Company to establish the percentage level of extraction including the purity of the extracted elements and the chemical form of the extracted elements. This will give a clear indication of the economics of the process.

A second pilot plant system is planned using the experience from the first pilot plant to improve the current design enabling higher throughputs and a better processing ability for marketing purposes.

The Company believes it has the ability of the system to scale up due to its modular configuration: adding more units increases the extraction potential. It is anticipated following successful completion and trial and calibration of the iTDE System pilot plant, the Company will launch the commercial testing and deployment of its system that will enable the commercial deployment of the system.

Results of Operations

The following table summarizes the results of our operations during the three months ended March 31, 2024, and 2023, respectively:

	Three Months Ended
	March 31,
	2024	2023	Change

Revenues	$-	$-	$-
Operating expenses	482,136	436,653	15,576
Other (Income) expense	36,827	21,320	15,507
Net profit (loss)	(518,963)	(457,973)	60,990
Profit (Loss) per share of common stock	(0.02)	(0.02)	-

During the first quarter of 2024, operating expenses rose slightly when compared to the same period of 2023. This was directly related to an increase of $99,143 in amounts payable to contractors and consultants, the majority of which was related to work on the iTDE System pilot plant. A small increase went to rehire as a consultant, following the need to redo the 2023 audited financial statements, one employee that had resigned in January of 2024, however, the increase was offset by a reduction in salary of $62,500 against the same period in 2023 due to this and another employee resignation.

During the first quarter of 2024, the Company booked interest payments of $41,359 on the indebtedness of long standing unpaid salaries to senior employees leading to an increase in employee benefits. There was also a slight increase in the interest on loans to shareholders of $15,507 since certain loans falling due in 2023 were extended while new loans were contracted. In addition, the fair market value of certain shares in Clontarf was reduced. Certain other expenses were reduced, including payments for Intellectual property, but generally the operating expenses of the Company remained broadly the similar to the same period of 20023.

Liquidity and Capital Resources

As of March 31, 2024, we had total current assets of $216,830 and an accumulated deficit of $6,572,926.

Our operating activities used $292,688 in cash for the three months ended March 31, 2024, while our operations used $310,145 cash in the three months ended March 31, 2023. During the period, the Company has focused attention on the work necessary to complete the pilot plants. Strategically it was considered necessary to complete the pilot plants to enable the Company to move to the next stage of its marketing plan: to demonstrate the system and its extraction economics to potential users. The Company currently has several companies interested in evaluating the system using their brines and these tests will consume a considerable amount of time once the pilot plants are ready to process. Management considers it preferable to focus on this work, and this has led to an overall reduction in expenses prior to reengaging in other activities.

Our cash requirements continue to be primarily for the manufacture of the iTDE System pilot plant with the purchase of equipment, materials and operating expenses for the development of pilot plant systems, payroll, intellectual and other expenses. During fiscal 2024 the Company plans to open new corporate offices and commence the organization of its initial production facility based on the results of the Pilot Plant trials.

Historically we have depended on investment from our principal shareholders and their affiliated companies to provide us with working capital as required as well as the forbearance of our employees and consultants to forgo all or part of their contracted salaries. There is no guarantee that such funding or other sources of funding will be available when required and there can be no assurance that our stockholders and employees, or any of them, will continue making loans or advances to us in the future.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

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

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses. We continually evaluate the accounting policies and estimates used to prepare financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and assumptions and are critical to our results of operations and financial position. Our critical accounting estimates are discussed in Note 2 to our unaudited financial statements contained herein.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4 - Controls and Procedures

Disclosure of Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such information is accumulated and communicated to the Company’s management, including the Company’s chief executive officer (who is the Company’s principal executive officer) and the Company’s President (who is the Company’s chief operating officer) as well as its Financial Officer (the Company’s principal financial officer) to allow for timely decisions regarding required disclosure. At present one person combines the roles of President and Chief Financial Officer. In designing and evaluating the Company’s disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The ineffectiveness of the Company’s disclosure controls and procedures was due to material weaknesses identified in the Company’s internal control over financial reporting, described below.

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

Based on this evaluation, the Company’s management concluded its internal control over financial reporting, while significantly improved, was still not effective as of March 31, 2024.

Changes in Internal Control Over Financial Reporting

Principal financial controls are managed by the Company’s controller who maintains the accounts under the supervision of the Chief Financial Officer. At present the Company still relies on advances by officers and employees using their own means of payment to fund the Company, these are then repaid (or accumulated as debt) against an accounting of such expenses. The Company plans to issue its own means of payment in the future that would improve efficiency and transparency. The Company changed its bankers during the course of the third quarter 2023. While we believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any Company have been detected, the Company continues to improve its control environment with a view to establishing an effective control environment and to satisfying the Company auditors of the same.

PART II

OTHER INFORMATION

Item 1 - Legal Proceedings

On May 16, 2023, the Company received formal notice of a wage claim from the Illinois Department of Labor filed by a former consultant (1099) who had already resigned from the Company with an effective date of March 18, 2023. The consultant is claiming $7,291.66 as a final payment for the period from February 9 to March 15, 2023. The complaint was filed on March 16, 2023, without any notice being given to the Company. On March 18, 2023, the date the resignation was due to take effect, the Company paid the consultant $5,833.33 as the final remuneration covering the days worked during the period. On July 27, 2023, the consultant sent notice to the Company maintaining that the demand for the full amount of $7,291.66 was still due. The Company has approached the Consultant to attempt to reconcile the claim made against the remuneration paid, which appears manifestly incorrect, but the discussion was declined. On May 15, 2024 the case was dismissed by the Illinois Department of Labor.

On April 26, 2024, Judge Elizabeth Leonard of the Midland County District Court in Midland, Texas entered a Third Turnover Order (the “Turnover Order”) requiring the Company to turn over 15,866,096 of its common shares, registered to a corporation with the same name as the Company (NEXT-ChemX Corporation) but registered in a different jurisdiction. The Turnover Order provided for this transfer of shares to Sparkie Properties L.L.C. (“Sparkie”) that is managed by Glenn Little who was also appointed receiver of, a privately held Texas corporation.

This decree was issued even though neither the privately held shareholder in the Company with the same name of NEXT-ChemX Corporation but chartered in Texas, nor the Company itself was ever involved in the underlying lawsuit giving rise to said decree. The order arose from litigation in Sparkie Properties L.L.C. v. NextMetals Limited and Benton Wilcoxon, CV 58242, In the District Court of Midland County, Texas, 238th Judicial District. The shares of the Company owned by NEXT-ChemX Corporation, the privately held Texas corporation, were alleged, erroneously, to belong to NextMetals Limited, a defendant in the litigation, rather than the aforementioned closely held Texas private company.

In fact, NextMetals Limited, a Gibraltar corporation defendant in the litigation owns shares in the closely held Texas private company, NEXT-ChemX Corporation, however, the order has been issued to seize not the shares in the private Texas company but rather the private Texas company’s assets, the shares in the Company. The similarity of names between the Company and the private Texas corporation came about in 2021 when the Company changed its business and adopted the name of its principal shareholder that contributed the technology currently exploited by the Company in exchange for a controlling number of shares. These facts were ignored by the Court; moreover, when the private Texas Company whose assets were under threat approached the Court to be heard, the Judge refused to schedule a hearing and proceeded to enter a judgement, effectively depriving the private Texas company of its major asset.

The Turnover Order is not a final order as it is currently on appeal with the Texas Court of Appeals for the 11th District in Eastland, Texas.

When the Company received notice from its transfer agent, Empire Stock Transfer Inc. (“Empire”) of Henderson, Nevada that, irrespective of the ongoing appeal of the Turnover Order and the fact that the shares covered by the Turnover Order were not the property of Sparkie Properties, L.L.C., Empire nevertheless advised the Company that it intended to issue the shares covered by the Turnover Order. The Company immediately terminated Empire as its transfer agent. This was done via an email and letter delivered on May 23, 2024, in which Empire acknowledged the receipt.

Although Empire no longer represented NEXT-ChemX Corporation, the Nevada public company, Empire promptly cancelled the shares owned by NEXT-ChemX Corporation, the closely held private corporation and issued 15,866,096 common shares in the public company divided into two certificates to NEXT-ChemX Corporation, a Texas corporation, Glenn A. Little, as Director and Receiver.

The Company and its attorneys believe the Turnover Order is illegal for reasons stated in a brief timely filed by attorneys for Benton Wilcoxon and NextMetals Ltd with the Texas Court of Appeals.

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

Date: July 15, 2024	NEXT-ChemX Corporation

	By:	/s/ Benton Wilcoxon
Benton Wilcoxon
Chief Executive Officer
(Principal Executive Officer)

