Form 10-Q
period 2024-06-30
NEXT-ChemX Corporation.
filed 2024-08-19
CIK 1657045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 16, 2024 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	28,546,834

NEXT-ChemX Corporation

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2024

2

NEXT-CHEMX CORPORATION

INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

PART I

FINANCIAL INFORMATION

Important Notice: Deficient Report

The financial statements that form part of the present Quarterly Report on Form 10-Q for the period covering the second quarter of 2024 (the “2024 10-Q”) have not been reviewed by a registered public accounting firm. This filing must therefore be considered as substantially deficient. On May 3, 2024, the Company was made aware that its auditor, BF Borgers CPA PC, had been denied the privilege of appearing or practicing before the Securities and Exchange Commission (the “SEC”) as an accountant. The Company has appointed a new registered public accounting firm: Fruci & Associates II PLLC, Certified Public Accountants based in Spokane, Washington (“Fruci & Associates”) to replace BF Borgers. However, due to a vastly increased workload as well as the necessity of reauditing the 2023 Annual Report filed on Form 10-K (the “2023 10-K”), Fruci & Associates has been unable to complete the review of either the present 2024 10-Q or the previous 10-Q filed for the first quarter of 2024 on July 15, 2024, as required. The present deficiency is entirely due to circumstances beyond the control of the Company.

The Company has no reason to believe that either this present 2024 10-Q or any of the previously issued financial statements cannot be relied upon because of an error in the statements. The Company has appointed and continues to work with Fruci & Associates to carry out the audit and reviews and will make every effort to support Fruci & Associates in reauditing the 2023 10-K and refiling the previous 10-Q filing for the first quarter of 2024 and this present 2024 10-Q for the second quarter following the required reviews as soon as possible.

ITEM 1. FINANCIAL STATEMENTS.

NEXT-ChemX Corporation

Condensed Balance Sheets

(Unaudited)

(Not Reviewed)

	not reviewed June 30,	not reviewed December 31,
	2024	2023
ASSETS
Current Assets:
Cash	$693	$2,458
Financial Assets	85,560	64,944
Prepaid expense and other current assets	530,622	72,925
Total Current Assets	616,875	140,327

Property and equipment, net	9,953	12,621
Intangible asset, net	3,150,114	3,150,114
Total Non-current Assets	3,160,067	3,162,735

Total Assets	$3,776,942	$3,303,062

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$2,823,752	$2,443,207
Other Current Liabilities	511,980	511,980
Loan payable	845,000	945,000
Due to related party	76,445	32,238
Total Current Liabilities	4,257,177	3,932,425

Non-Current Liabilities:
Notes payable	1,014,004	-
Total Non-Current Liabilities	1,014,004	-

Total Liabilities	$5,271,181	$3,932,425

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 20,000 Series A issued and outstanding as of June 30, 2024	20	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 28,546,834 issued and outstanding	28,547	28,547

Additional paid-in capital	5,396,053	5,396,053
Accumulated deficit	(6,918,859)	(6,053,963
Total Stockholders’ Equity (Deficit)	(1,494,239)	(629,363)
Total Liabilities and Stockholders’ Equity (Deficit)	$3,776,942	$3,303,062

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXT-ChemX Corporation

Condensed Statements of Operations

(Unaudited)

(Not Reviewed)

	For the three months ended		For the six months ended
	June 30,		June 30,
	not reviewed 2024	not reviewed 2023	not reviewed 2024	not reviewed 2023

Revenues	-	-	-	-

Operating expenses
General and administrative	362,290	581,572	844,426	1,018,225
Total operating expenses	362,290	581,572	844,426	1,018,225

Income (loss) from operations	(362,290)	(581,572)	(844,426)	(1,018,225)

Other income (expense)
Other income	58,427	203,050	58,427	203,050
Interest expense	(42,070)	(19,201)	(78,897)	(40,521)
Net other Income (expense)	16,357	183,849)	(20,470)	162,529)

Net income (loss)	(345,933)	(397,723)	(864,896)	(855,696)

Net income (loss) per common share: Basic and diluted	(0.01)	(0.01)	(0.03)	(0.03)

Weighted average number of common shares outstanding: Basic and diluted	28,546,834	28,446,834	28,546,834	28,410,922

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXT-ChemX Corporation

Condensed Statement of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

(Not Reviewed)

For the Three and Six Months Ended June 30, 2024

	Preferred Stocks		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2023			28,546,834	$28,547	$5,396,053	$(6,053,963)	$(629,363)
Net loss						(518,963)	(518,963)
Balance March 31, 2024			28,546,834	28,547	5,396,053	(6,572,926)	(1,148,326)
Issuance of Preferred Stocks	20,000	$20					20
Net loss						(345,933)	(345,933)
Balance June 30, 2024	20,000	$20	28,546,834	$28,547	$5,396,053	$(6,918,859)	$(1,494,239)

For the three and Six Months Ended June 30, 2023

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2022	28,346,834	$28,347	$4,396,253	$(3,692,732)	$731,868
Stock Issuances to 3rd Party	100,000	100	499,900		500,000
Net loss				(457,973)	(457,973)
Balance March 31, 2023	28,446,834	28,447	4,896,153	(4,150,705)	773,895
Net Loss				(397,723)	(397,723)
Balance June 30, 2023	28,446,834	$28,447	$4,896,153	$(4,548,428)	$376,172

The accompanying notes are an integral part of these consolidated financial statements.

NEXT-ChemX Corporation

Condensed Statements of Cash Flows

(Unaudited)

(Not Reviewed)

	For the six months ended
	June 30,
	2024 not reviewed	2023 not reviewed
CASH FLOWS FROM OPERATING ACTIVITIES
Net income(loss)	$(864,896)	$(855,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,668	2,668
Other income received in form Shares of Stocks	-	(203,050)
Consultant commission paid in third party stock		101,525
Unrealized gain on trading securities	(20,616)	-
Changes in Operating Assets and Liabilities:
Related Party Advances	44,207
Prepaid expenses and other assets	(457,697)	(51,084)
Accounts payable and accrued liabilities	434,569	835,968
Net cash provided by (used in) operating activities	(861,765)	(169,669)

INVESTING ACTIVITIES
Purchase of property and equipment	-	-
Net cash provided by (used in) investing activities	-	-

FINANCING ACTIVITIES
Proceeds from the Stock Issuance of Common Stocks	-	500,000
Proceeds from convertible notes payable - related party	-	-
Net proceeds from convertible notes payable	840,000	75,000
Net proceeds from loan payable	20,000	-
Repayment of notes payable	-	(376,007)
Net cash provided by (used in) financing activities	860,000	198,993

Net increase (decrease) in cash	(1,765)	29,324
Cash, beginning of year	2,458	28,355
Cash, end of the period	$693	$57,679

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-	$-
Interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Conversion of loan, interest and debt to convertible note	$174,004	$-
Issuance of Preferred Stocks against Indebtedness	$20	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXT-ChemX Corporation

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2024

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

The primary focus of the Company is the commercial launch of its iTDE Technology in a scalable system and cost-effective system that may be deployed remotely to customer locations. The Company’s technology, when fully tested and implemented, is expected to enable the commercial extraction of lithium from natural brines and geothermal sources as well as liquors from leached mined ore solutions. In addition, since the first quarter of 2024, management began to focus on developing two or three other targeted systems for the mining of metals as well as water treatment systems and recycling.

Potential future commercial applications for the iTDE Technology include, but are not limited to:

●	Extracting Fatty Acids from Vegetable Oils for More Economical Refining;
●	Extracting of Radioactive Ions from Nuclear Plant Stored Water;
●	Extracting of Metal Ions from Mine Leach Solutions, Effluent, or Tailings; and
●	Desalination of Sea Water, by Extracting Ions for Water Purification

During the first six months of 2024, the Company has continued to manage the construction of the first of two pilot plant systems that will form the basis of its ongoing commercialization efforts by demonstrating the scalability of the system for commercial purposes. This will be done by providing actual commercial data to define typical running costs, and by generating commercial interest by processing samples supplied by potential customers to demonstrate the iTDE technology’s capabilities commercially. The two planned systems include (i) a smaller flexible system utilizing the iTDE Technology that will enable the processing of solutions containing lithium to demonstrate the commercial viability of the system; and (ii) a larger system that will handle the processing of industrial quantities of brines, better demonstrating the scalability and performance of the system when used commercially to extract lithium.

The smaller system was designed to facilitate work on refinement of the basic iTDE system by enabling changes to sensor types and positions as well as adaptations to its other relevant systems. It is expected this will contribute to improvements in efficiency and assist in the modelling of the process for commercial implementation, enabling changes that will reduce the cost and improve the economics of the process. The inherent flexibility of the design also allows the Company to conduct its research into the extraction of other elements thereby exploring the commercial viability of the extraction of other elements.

The first system is undergoing trials. The trials and tests should continue into the third quarter 2024 and it is estimated that testing of customer brines should begin late in the third quarter 2024.

The Company will run the first extraction tests on brine solutions mixed with controlled defined quantities of single elements followed by controlled mixtures that will finally approximate the naturally occurring brines of potential customers. The Company has already received small brine samples from Clontarf Energy plc (“Clontarf”), a UK AIM listed company with whom the Company concluded an agreement to iTDE Technology in Bolivia through a jointly established commercial venture. The composition of these brines will be the basis for modeling these controlled samples. This initial calibration of the system will be done by making synthetic brines based upon analytical data received from the Bolivian State Lithium Company and should provide a basis for better testing with actual brines. We expect large container sized samples of actual brines to arrive in India in or about November of 2024 for testing in our pilot plant system.

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

NOTE 2 – GOING CONCERN

The Company has incurred losses since inception (August 13, 2014) resulting in an accumulated deficit of $ 6,918,859 as of June 30, 2024. Until such time as the pilot plant is completed and the Company can commence the normal commercialization of its technology, further losses are anticipated. Management anticipates more losses before the commercialization of the system can be expected to break-even or to turn a profit. For the six months ended June 30, 2024, the Company showed a net loss of $864,896 as compared with the loss of $855,696 for the six months ended June 30, 2023. The net cash used in operating activities of the Company during the six months ended June 30, 2024, and 2023 was $861,765 and $169,669, respectively. Notwithstanding the receipt of the first income from the commencement of the commercialization of the Company’s main asset, its iTDE Technology, there remains a substantial doubt regarding the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the continuing and expanding success of the Company’s development efforts. Notwithstanding the promising results of the Company’s participation in its venture with Clontarf and the Government of Bolivia, the Company will require additional capital to reach its goals.

From the anticipated receipts of any financing, the Company must discharge outstanding payables of $267,233 and a further $524,550 in accrued expenses. These figures do not include a total of $2,031,969 payables for salary, remuneration and expenses.

The Company will need to raise an estimated $3 million during fiscal 2024 to manage its business needs. There is no assurance that the financing of this nature will be available. The inability to raise the financing necessary and the general business uncertainties and particular conditions and situations described above raise doubts about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4 – PREPAID EXPENSE AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets amounted to $530,622 as of June 30, 2024, it was increased from the $72,925 reported as of December 31, 2023. This represents an increase of $457,697 during the period. Prepaid expenses comprise a $1,600 deposit on the rental of laboratory facilities and a $600 deposit under a consultancy agreement, both unchanged. The remainder comprises advance payments for the purpose of filing for intellectual property protection. Payments are made in trust to our IP attorneys through whom amounts are disbursed when required. The trust account is replenished when needed. Finally, the Company loaned a total amount of $390,500 to a US engineering and materials research corporation under a program controlled by the CEO of the Company that is expected to be repaid by August 30, 2024, together with interest of US$58,425.

NOTE 5 – PRINCIPAL ASSET (iTDE TECHNOLOGY)

The Company’s principal asset is the certain indefinite intangible intellectual property, comprising specifically certain patents and patent applications along with the existing and developing knowhow, relating to a novel extraction process proven capable of removing ions from solution using hollow fiber membranes (the “Extraction Technology”). The technology represents, in the opinion of management, an entirely novel approach to the process of extraction of ions that is anticipated to be cheaper, more efficient, and less damaging to the environment. Following an assessment of the Extraction Technology conducted at the end of Q3, 2021, it was determined that the Extraction Technology had an indefinite useful life. The said indefinite, intangible asset will not be amortized; however, the value of the Asset will be examined for impairment periodically in accordance with ASC 350. On June 30, 2024, Extraction Technology is valued on the balance sheet at $3,150,114.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of June 30, 2024, and December 31, 2023, accounts payable and accrued liabilities consisted of as follows:

	June 30,	December 31
	2024	2023
Accounts payable and accrued expenses	$860,925	$698,009
Accrued payroll	1,828,684	1,668,748
Accrued interest	134,143	76,450
Total	$2,823,752	$2,443,207

As on June 30, 2024, the Company owed a total of $845,000 in loans payable to shareholders. These loans (including their various interest payments) will fall due as follows:

Third Quarter 2024	$250,000
Fourth Quarter 2024	$500,000
2025	$95,000

On February 29, 2024, the Company concluded a total of seven agreements with its senior employees, consultants, and third-party professionals and with one former employee that resigned in January 2024. These agreements set out the terms under which such persons would receive their past indebtedness, except for the employee that resigned, their future remuneration. Each of these agreements provides for all the indebtedness due to the respective persons to become due and payable as soon as the Company shall have either (i) achieved an annual EBITDA of $5 million per annum as indicated by reference to the Annual Report of the Company on Form 10-K or if no such report is filed, in accordance with the audited financial reports presented to the shareholders, or, (ii) achieved a quarterly income figure of $12 million, or, (iii) the Board of Directors of the Company shall declare the Indebtedness due. Until such time as payment is made, all Indebtedness shall incur interest at 8%. The Agreements additionally provide for the respective salaries fixed in the employment agreements to be reduced to at least one quarter of the amount of remuneration set forth in the employment or consulting agreement from March 1, 2024. Remuneration will increase to one half of the agreed salary either (a) on the date on which the Company shall raise more than $3 million in equity or debt finance, or (b) the date on which the Company shall receive booked revenue.

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

These agreements shall only enter into force on the first date following February 29, 2024 on which the total debt of the Company outstanding to any listed shareholders of NCX who are not employees of NCX has been either converted to shares of common stock of NCX, or paid in full, or forgiven; if this suspensive condition is not realized on or before October 30, 2024, the agreements all become void, the original deadline having been extended by agreement.

As at June 30, 2024 none of these agreements had entered into force.

NOTE 7 – CONVERTIBLE NOTES, PROMISSARY NOTES AND LOANS

During the six months ended June 30, 2024, the Company issued eleven Series F convertible notes with aggregate amount of $1,014,004 and will mature in 24 months.

As of June 30, 2024, the Company had eleven outstanding loans with an aggregate value of $1,014,004. Each of these loans is repayable in one year and pays 10% interest annually on arrears. The Company contracted a further two loans during the three months ending June 30, 2024, with an aggregate value of $20,000. Each of these loans is repayable in one year and pays 10% interest annually at maturity .

During the six months ended June 30, 2024, the Company recognized interest expense on its loans and convertible notes of $78,897.

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

As of June 30, 2024, Directors, Officers and employees, including full time consultants, were owed a total of $2,065,019 for salaries, remuneration and expenses. Of this $1,796,733 is owed to five senior officers and employees (“Senior Managers”).

On May 29, 2024, the Company issued a total of 10,000 newly authorized preferred stock in a newly created class identified as Class “A” Preferred Stock to John Michael Johnson, a director of the Company holding the senior management positions of President and CFO.

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 and 5,000,000 shares of preferred stock with a par value of $0.001.

On June 30, 2024, there were 28,546,834 shares of common stock outstanding.

During the six months ended June 30, 2024, the Company issued no shares of common stock.

On May 29, 2024 the Company Board of Directors issued a total of 20,000  newly authorized preferred stock in a class identified as Class “A” Preferred Stock. Ten thousand (10,000) Class “A” Preferred Stock was issued in the name of John Michael Johnson, a director of the Company holding the senior management positions of President and CFO, and an additional ten thousand (10,000) Class “A” Preferred Stock was issued to the Board of Directors of the Company to utilize as the Board sees fit in the best interest of the Company.

Each share of Class A Preferred Stock ranks senior to all Common Stock and any other class of securities that is specifically designated as junior to Class A Preferred Stock. Each Share of Class A Preferred Stock shall be convertible at any time by the holder thereof into 250 shares of Common Stock, however, any Series A Preferred Stock remaining unconverted at 5:00 P.M., Las Vegas, Nevada time on January 1, 2026, shall be automatically converted into Two Hundred Fifty (250) shares of the Company’s Common Stock (par value $0.001). Each Share of Class A Preferred Stock shall be entitled to Five Hundred (500) votes on any matter on which any of the shareholders are required or permitted to vote. No dividends shall be paid on any Series “A” Preferred Stock.

During the six months ended June 30, 2024, the Company issued no options under the Company’s 2021 Stock Incentive Plan (the “Plan”).

During the six months ended June 30, 2024, the Company issued no convertible debt exchangeable into shares of common stock.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and has determined that there have been no such events that have occurred that would require reporting or adjustments to our disclosures.

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

A second pilot plant system is planned that will draw on the experience gained from operation of the first pilot plant to improve the current design enabling higher throughputs and a better processing ability for marketing purposes.

The Company believes it has the ability of the system to scale up due to its modular configuration: adding more units increases the extraction potential. It is anticipated following successful completion and trial and calibration of the iTDE System pilot plant, the Company will launch the commercial testing and deployment of its system that will enable the commercial deployment of the system.

Results of Operations

The following table summarizes the results of our operations during the six months ended June 30, 2024, and 2023, respectively:

	Six Months Ended
	June 30,
	2024	2023	Change

Revenues	$-	$-	$-
Operating expenses	844,426	1,018,225	(173,799)
Other (Income) expense	20,470	(162,529)	(182,999)
Net profit (loss)	(864,896)	(855,696)	(9,200)
Profit (Loss) per share of common stock	(0.03)	(0.03)	-

Expenses for the first quarter of 2024 were $518,963 as compared to $345,9331 for the second quarter of 2024 a reduction of $173.030. As a result, the six months ending June 30 net loss was remained virtually unchanged when compared to the same period of 2023. The decrease in Operating expenses between the first and second quarters of 2024 was the result of gains $60,589 on the shares of Clontarf owned by the Company, interest income on the loan to a third-party company as well as a general decrease in expenses of $54,015 resulting from a reduction in most of the operating expenses, travel and general.

During the second quarter of 2024, the Company booked interest payments of $41,359 on the indebtedness of long-standing unpaid salaries to senior employees leading to an increase in employee benefits.

Liquidity and Capital Resources

As of June 30, 2024, we had total current assets of $616,875 and an accumulated deficit of $6,918,859.

Our operating activities used $861,765 in cash for the six months ended June 30, 2024, while our operations used $169,669 cash in the six months ended June 30, 2023. During the period, the Company has focused attention on the work necessary to complete the pilot plants. Strategically it was considered necessary to complete the pilot plants to enable the Company to move to the next stage of its marketing plan: to demonstrate the system and its extraction economics to potential users. The Company currently has several companies interested in evaluating the system using their brines and these tests will consume a considerable amount of time once the pilot plants are ready to process. Management considers it preferable to focus on this work, and this has led to an overall reduction in expenses prior to reengaging in other activities.

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

Based on this evaluation, the Company’s management concluded its internal control over financial reporting, while significantly improved, was still not effective as of June 30, 2024.

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

PART II

OTHER INFORMATION

Item 1 - Legal Proceedings

On April 26, 2024, Judge Elizabeth Leonard of the Midland County District Court in Midland, Texas entered a Third Turnover Order (the “Turnover Order”) requiring the Company to turn over 15,866,096 of its common shares, registered to a corporation with the same name as the Company (NEXT-ChemX Corporation) but registered in a different jurisdiction. Although the several Turnover Orders provided for the transfer of shares to Sparkie Properties L.L.C. (“Sparkie”) that is managed by Glenn A. Little, who was also appointed receiver of the privately held Texas corporation that owned the shares in the Nevada public company. The Third Turnover Order provided that the shares be turned over to “NEXT-ChemX Corporation”, a Texas corporation, Glenn A. Little, as Director and Receiver”.

This decree was issued, even though neither the privately held shareholder in the Company with the same name of NEXT-ChemX Corporation but chartered in Texas, nor the Company itself was ever involved in the underlying lawsuit giving rise to said decree. The order arose from litigation in Sparkie Properties L.L.C. v. NextMetals Limited and Benton Wilcoxon, CV 58242, In the District Court of Midland County, Texas, 238thJudicial District. The shares of the Company owned by NEXT-ChemX Corporation, the privately held Texas corporation, were alleged, erroneously, to belong to NextMetals Limited, a defendant in the litigation, rather than the actual equity owner of the shares, to wit, the aforementioned closely held private company.

In fact, NextMetals Limited, a Gibraltar corporation defendant in the litigation owns shares in the closely held private company, NEXT-ChemX Corporation. Irrespective of that fact, Judge Leonard’s erroneous order mandated the seizure and transfer of the private Texas Company’s assets, which were shares in the Nevada public company, and not the stock in the private Texas company, which shares the same name as the Nevada public corporation.

The similarity of names between the Company and the private Texas corporation came about in 2021. At that time, the Company changed its business model and adopted the name of its principal shareholder that contributed the technology currently exploited by the Company. In exchange for an assignment of these novel and potentially disruptive technologies, the private Texas entity was awarded a controlling number of shares. These material facts were ignored by the Court. Moreover, when the private Texas Company whose assets were under threat of seizure and unquestioned transfer to the receiver, the Texas company petitioned the Court to be heard. The trial court judge, contrary to standard practice and tradition in Texas courts, refused to schedule a hearing to consider the merits of the Texas company’s written briefs and motion for oral argument and proceeded to enter a judgment, effectively depriving the private Texas company of its major asset.

The aforementioned Turnover Order is not a final order. It is the intention of management to appeal this erroneous ruling to the Texas Court of Appeals for the Eleventh District, located in Eastland, Texas. A notice of appeal has already been filed and the issue will be contested in briefs submitted by the Company’s counsel in the early Fall of 2024. The filing of the appeal suspends enforcement of Judge Leonard’s order until further action by the appellate court.

In addition, the Company has engaged an experienced securities attorney to file a formal complaint with the U.S. Securities and Exchange Commission (the “SEC”) in Washington, D.C. with respect to Sparkie Properties L.L.C.’s unlawful attempt to transfer the 15,866,096 common shares issued by the Company belonging to the Texas chartered NEXT-ChemX Corporation. The Company’s lawyer will seek the opening of an investigation from the SEC’s Enforcement Division into the transaction that led to the Turnover Order and a federal injunction from the U.S. District Court for the District of Nevada freezing the shares covered by the Turnover Order until the Court determines the validity of the Third Turnover Order.

Simultaneously, the Company’s Nevada counsel intends to file a complaint in the U.S. District Court for Nevada (Las Vegas Division) seeking damages and an immediate recission of the Turnover Order, alleging tortious interference with the right to contract, an unlawful taking of property without compensation, and material violations of various federal and state securities laws.

When the Company received notice from its transfer agent, Empire Stock Transfer Inc. (“Empire”) of Henderson, Nevada that, irrespective of the ongoing appeal of the Turnover Order and the fact that the shares covered by the Turnover Order were not the property of Sparkie Properties, L.L.C., Empire nevertheless advised the Company that it intended to issue and transfer to the receiver the shares covered by the Turnover Order. The Company immediately terminated Empire as its transfer agent. This was done via an email and letter delivered on May 23, 2024, in which Empire acknowledged its receipt of the termination notice.

Although Empire no longer represented NEXT-ChemX Corporation, the Nevada public company, Empire promptly cancelled the shares owned by NEXT-ChemX Corporation, the closely held private corporation and issued 15,866,096 common shares in the public company divided into two share certificates to NEXT-ChemX Corporation, a Texas corporation, Glenn A. Little, as Director and Receiver.

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

Date: August 19, 2024	NEXT-ChemX Corporation

	By:	/s/ Benton Wilcoxon
Benton Wilcoxon
Chief Executive Officer
(Principal Executive Officer)

