Form 10-Q
period 2024-09-30
NEXT-ChemX Corporation.
filed 2024-11-19
CIK 1657045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 18, 2024 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	28,546,834

NEXT-ChemX Corporation

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2024

2

NEXT-CHEMX CORPORATION

INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

PART I

FINANCIAL INFORMATION

Important Notice: Deficient Report

The financial statements that form part of the present Quarterly Report on Form 10-Q for the period covering the third quarter of 2024 (the “2024 10-Q”) have not been reviewed by a registered public accounting firm. This filing must therefore be considered as substantially deficient. On May 3, 2024, the Company was made aware that its auditor, BF Borgers CPA PC, had been denied the privilege of appearing or practicing before the Securities and Exchange Commission (the “SEC”) as an accountant. The Company has appointed a new registered public accounting firm: Fruci & Associates II PLLC, Certified Public Accountants based in Spokane, Washington (“Fruci & Associates”) to replace BF Borgers. However, due to a vastly increased workload as well as the necessity of reauditing the 2023 Annual Report filed on Form 10-K (the “2023 10-K”), Fruci & Associates has been unable to complete the review of either the present 2024 10-Q or the previous 10-Q filed for the first and second quarters of 2024 on July 15, 2024 and August 19, 2024 respectively, as required. The present deficiency is entirely due to circumstances beyond the control of the Company.

The Company has been working diligently with Fruci & Associates to complete first 2023 10-K reaudit and has received initial notice that the audit is nearing completion. In connection with this review, the Company has been put on notice by the Auditor that they are reviewing the amortization policy used by the Company to date on its Intangible Asset. Company management considers this asset to be intangible and indefinite since the value of the intellectual property is not based on a patent with a finite life but rather on the technical knowhow supported by certain patents, moreover, the fundamental basis for the Company’s extraction technology is based on a radically different technology that has applications in many areas providing at present an undefined number of application fields and giving rise, potentially, to a number of specific patents in each of these fields as the general principal is adapted for specific use. As a result, the Company has not seen fit to consider the technology to have a finite value at the present time. Reference is made to the section relating to the evaluation of the technology below. In the event that the Auditor takes a different view of the value of the technology, it is unlikely that Management would oppose this view, and in the worst case, this may lead to a restatement of the value of the technology by reapplying amortization that was originally suspended on September 30, 2021. The result of this may lead to a serious reduction in the balance sheet value of the technology.

Notwithstanding the above possible restatement of the value of the technology of the Company due to the application of amortization, the Company has no reason to believe that either this present 2024 10-Q or any of the previously issued financial statements cannot be relied upon because of an error in the statements. The Company has appointed and continues to work with Fruci & Associates to carry out the audit and reviews and will make every effort to support Fruci & Associates in reauditing the 2023 10-K and refiling the previous 10-Q filing for the first quarter of 2024 and this present 2024 10-Q for the second quarter following the required reviews as soon as possible.

ITEM 1. FINANCIAL STATEMENTS.

NEXT-ChemX Corporation

Condensed Balance Sheets

(Unaudited)

(Not Reviewed)

	not reviewed September 30,	not reviewed December 31,
	2024	2023
ASSETS
Current Assets:
Cash	$35,386	$2,458
Financial Assets	68,229	64,944
Prepaid expense and other current assets	591,070	72,925
Total Current Assets	694,685	140,327

Property and equipment, net	8,619	12,621
Intangible asset, net	3,150,114	3,150,114
Total Non-current Assets	3,158,733	3,162,735

Total Assets	$3,853,418	$3,303,062

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$3,020,703	$2,443,207
Other Current Liabilities	511,980	511,980
Loan payable	845,000	945,000
Due to related party	104,445	32,238

Total Current Liabilities	4,482,128	3,932,425

Non-Current Liabilities:
Notes payable	1,220,004	-
Total Non-Current Liabilities	1,220,004	-

Total Liabilities	$5,702,132	$3,932,425

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 20,000 Series A Preferred stock issued and outstanding as of September 30, 2024	20	-
20,000 Series F Preferred stock issued and outstanding as of September 30, 2024	20	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 28,546,834 issued and outstanding	28,547	28,547

Additional paid-in capital	5,396,053	5,396,053
Accumulated deficit	(7,273,354)	(6,053,963
Total Stockholders’ Equity (Deficit)	(1,848,714)	(629,363)
Total Liabilities and Stockholders’ Equity (Deficit)	$3,853,418	$3,303,062

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXT-ChemX Corporation

Condensed Statements of Operations

(Unaudited)

(Not Reviewed)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	not reviewed 2024	not reviewed 2023	not reviewed 2024	not reviewed 2023

Revenues	-	-	-	-

Operating expenses
General and administrative	319,441	403,435	1,163,868	1,421,663
Total operating expenses	319,441	403,435	1,163,868	1,421,663

Income (loss) from operations	(319,441)	(403,435)	(1,163,868)	(1,421,663)

Other income (expense)
Other income (expense)	14,401	(500,000)	72,828	(296,947)
Interest expense	(49,455)	(19,422)	(128,351)	(59,944)
Net other Income (expense)	(35,054)	(519,422)	(55,523)	(356,891)

Net income (loss)	(354,495)	(922,857)	(1,219,391)	(1,778,554)

Net income (loss) per common share: Basic and diluted	(0.01)	(0.03)	(0.04)	(0.06)

Weighted average number of common shares outstanding: Basic and diluted	28,546,834	28,495,747	28,546,834	28,439,508

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXT-ChemX Corporation

Condensed Statement of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

(Not Reviewed)

For the Three, Six and Nine Months Ended September 30, 2024

	Preferred Stocks		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2023			28,546,834	$28,547	$5,396,053	$(6,053,963)	$(629,363)
Net loss						(518,963)	(518,963)
Balance March 31, 2024			28,546,834	28,547	5,396,053	(6,572,926)	(1,148,326)
Issuance of Series A Preferred Stocks	20,000	$20					20
Net loss						(345,933)	(345,933)
Balance June 30, 2024	20,000	$20	28,546,834	$28,547	$5,396,053	$(6,918,859)	$(1,494,239)
Issuance of Series F Preferred Stocks	20,000	$20					20
Net loss						(354,495)	(354,495)
Balance Sept 30, 2024	40,000	$40	28,546,834	$28,547	$5,396,053	$(7,273,354)	$(1,848,714)

For the three, six and nine months ended September 30, 2023

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2022	28,346,834	$28,347	$4,396,253	$(3,692,732)	$731,868
Stock Issuances to 3rd Party	100,000	100	499,900		500,000
Net loss				(457,973)	(457,973)
Balance March 31, 2023	28,446,834	28,447	4,896,153	(4,150,705)	773,895
Net Loss				(397,724)	(397,724)
Balance June 30, 2023	28,446,834	$28,447	$4,896,153	$(4,548,428)	$376,171
Stock Issuances to 3rd Party	100,000	100	499,900		500,000
Net loss				(922,857)	(922,857)
Balance September 30, 2023	28,546,834	$28,547	$5,396,053	$(5,471,286)	$(46,686)

The accompanying notes are an integral part of these consolidated financial statements

NEXT-ChemX Corporation

Condensed Statements of Cash Flows

(Unaudited)

(Not Reviewed)

	For the nine months ended
	September 30,
	2024 not reviewed	2023 not reviewed
CASH FLOWS FROM OPERATING ACTIVITIES
Net income(loss)	$(1,219,391)	$(1,778,554)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,002	4,002
Other income received in form Shares of Stocks	-	(203,050)
Other Expense paid in stocks		500,000
Consultant commission paid in third party stock		101,525
Unrealized gain on trading securities	(3,285)	-
Changes in Operating Assets and Liabilities:
Related Party Advances	72,247
Prepaid expenses and other assets	(518,145)	(50,760)
Accounts payable and accrued liabilities	631,500	1,060,379
Net cash provided by (used in) operating activities	(1,033,072)	(366,458)

INVESTING ACTIVITIES
Purchase of property and equipment	-	-
Net cash provided by (used in) investing activities	-	-

FINANCING ACTIVITIES
Proceeds from the Stock Issuance of Common Stocks	-	500,000
Proceeds from convertible notes payable	-	345,000
Net proceeds from convertible notes payable	1,046,000
Net proceeds from loan payable	20,000	-
Repayment of notes payable	-	(446,007)
Net cash provided by (used in) financing activities	1,066,000	398,993

Net increase (decrease) in cash	32,928	32,535
Cash, beginning of year	2,458	28,355
Cash, end of the period	$35,386	$60,890

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-	$-
Interest	$-	$37,212

NON-CASH INVESTING AND FINANCING ACTIVITIES

Conversion of loan, interest and debt to convertible note	$174,004	$-
Issuance of Preferred Stocks against Indebtedness	$40	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXT-ChemX Corporation

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2024

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

During the first nine months of 2024, the Company has continued to manage the construction of the first of two pilot plant systems that will form the basis of its ongoing commercialization efforts by demonstrating the scalability of the system for commercial purposes. This will be done by providing actual commercial data to define typical running costs, and by generating commercial interest by processing samples supplied by potential customers to demonstrate the iTDE technology’s capabilities commercially. The two planned systems include (i) a smaller flexible system utilizing the iTDE Technology that will enable the processing of solutions containing lithium to demonstrate the commercial viability of the system; and (ii) a larger system that will handle the processing of industrial quantities of brines, better demonstrating the scalability and performance of the system when used commercially to extract lithium.

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

The first system is undergoing trials. The first trials conducted have been positive and have led to a number of alterations to the basic system with certain supplements to improve the processing speed and to reduce costs. The trials and tests should continue through to the first quarter 2025 and it is estimated that testing of customer brines should begin in the first quarter 2025.

The Company will run the first extraction tests on brine solutions mixed with controlled defined quantities of single elements followed by controlled mixtures that will approximate the naturally occurring brines of potential customers. The Company has already received small brine samples from Clontarf Energy plc (“Clontarf”), a UK AIM listed company with whom the Company concluded an agreement for iTDE Technology in Bolivia through a jointly established commercial venture. The composition of these brines will be the basis for modeling these controlled samples. This initial calibration of the system will be done by making synthetic brines based upon analytical data received from the Bolivian State Lithium Company and should provide a basis for better testing with actual brines. We expect large container sized samples of actual brines to arrive in India in or about January of 2025 for testing in our pilot plant system.

The Company continues to work with it Indian partners to test the effectiveness of proprietary nano-filtration system to use in front of our pilot plant system to remove significant amounts of divalent ions, such as magnesium and calcium, without the use of any chemicals. This may make our complete system more economical in challenging remote areas such as our project with Clontarf in Bolivia.

The Company has committed to establishing a small office in India as a permanent base in which to continue its system development and better to manage work with its Indian partners.

Due to a lack of funding, the Company has scaled back its intellectual property protection strategy in the near term.

NOTE 2 – GOING CONCERN

The Company has incurred losses since inception (August 13, 2014) resulting in an accumulated deficit of $ 7,273,354 as of September 30, 2024. Until such time as the pilot plant is completed and the Company can commence the normal commercialization of its technology, further losses are anticipated. Management anticipates more losses before the commercialization of the system can be expected to break-even or to turn a profit. For the nine months ended September 30, 2024, the Company showed a net loss of $1,219,391 as compared with the loss of $1,778,554 for the nine months ended September 30, 2023. The net cash used in operating activities of the Company during the nine months ended September 30, 2024, and 2023 was $1,033,072 and $366,458, respectively. Notwithstanding the receipt of the first income from the commencement of the commercialization of the Company’s main asset, its iTDE Technology, there remains a substantial doubt regarding the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the continuing and expanding success of the Company’s development efforts. Notwithstanding the promising results of the Company’s participation in its venture with Clontarf and the Government of Bolivia, the Company will require additional capital to reach its goals.

From the anticipated receipts of any financing, the Company must discharge outstanding payables of $212,046 and a further $566,250 in accrued expenses. These figures do not include a total of $2,163,254 payable for salary, remuneration and expenses that has been deferred by agreement until the Company is profitable.

Provided that the agreements with employees and consultants on the deferral of their outstanding remuneration take effect and the shareholders convert their loans into equity, the Company will need to raise an estimated $3 million to manage its business needs and expansion. There is no assurance that the financing of this nature will be available. The inability to raise the financing necessary and the general business uncertainties and particular conditions and situations described above raise doubts about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Intangible asset

Management has classified the iTDE Technology as an indefinite intangible asset based on it being a fundamental stem technology that has applications in numerous fields and that is anticipated to give rise to other applications and process techniques. This means that several additional patents are expected to be generated over the course of a number of years as the basic technology is adapted to different fields. As a result, the Company has recorded no amortization against the asset which remains at its October 1, 2021, value of $3,150,114 (see Note 5 to these unaudited condensed financial statements and disclosure in the preamble to the present 2024 10-Q). The Company conducts regular assessments of the iTDE Technology to identify if its value is impaired in any way, (i) on an annual basis and (ii) if, in the opinion of Management, there exists any external or internal reason why the asset might be impaired. In the opinion of management, as at the date of this report, there exists no external or internal reason why the asset might be impaired.

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

NOTE 4 – PREPAID EXPENSE AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets amounted to $591,070 as of September 30, 2024, it was increased from the $72,925 reported as of December 31, 2023. This represents an increase of $518,145 during the period. Prepaid expenses comprise a $1,600 deposit on the rental of laboratory facilities and a $600 deposit under a consultancy agreement, both unchanged. The remainder comprises advance payments for the purpose of filing for intellectual property protection. Payments are made in trust to our IP attorneys through whom amounts are disbursed when required. The trust account is replenished when needed. Finally, the Company loaned a total amount of $496,025 to a US engineering and materials research corporation under a program controlled by the CEO of the Company that is expected to be repaid by May 30, 2025, together with interest of 10% per annum.

NOTE 5 – PRINCIPAL ASSET (iTDE TECHNOLOGY)

The Company’s principal asset is the certain indefinite intangible intellectual property, comprising specifically certain patents and patent applications along with the existing and developing knowhow, relating to a novel extraction process proven capable of removing ions from solution using hollow fiber membranes (the “Extraction Technology”). The Extraction Technology represents, in the opinion of management, an entirely novel approach to the process of extraction of ions that is anticipated to be cheaper, more efficient, and less damaging to the environment. Following an assessment of the Extraction Technology conducted at the end of Q3, 2021, it was determined that the Extraction Technology had an indefinite useful life. The said indefinite, intangible asset will not be amortized; however, the value of the Asset will be examined for impairment periodically in accordance with ASC 350. The Company has conducted a review of impairment as on September 30, 2024, and considers that the technology remains unimpaired, therefore at the end of the third quarter 2024, the Extraction Technology is valued on the balance sheet at $3,150,114.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of September 30, 2024, and December 31, 2023, accounts payable and accrued liabilities consisted of as follows:

	September 30,	December 31
	2024	2023
Accounts payable and accrued expenses	$905,136	$698,009
Accrued payroll	1,931,969	1,668,748
Accrued interest	183,598	76,450
Total	$3,020,703	$2,443,207

As on September 30, 2024, the Company owed a total of $845,000 in loans payable to shareholders. These loans (including their various interest payments) will fall due as follows:

Fourth Quarter 2024	$250,000
2025	$595,000

On February 29, 2024, the Company concluded a total of seven agreements with its senior employees, consultants, and third-party professionals and with one former employee that resigned in January 2024. These agreements set out the terms under which such people would receive their past indebtedness, except for the employee that resigned, their future remuneration. Each of these agreements provides for all the indebtedness due to the respective persons to become due and payable as soon as the Company shall have either (i) achieved an annual EBITDA of $5 million per annum as indicated by reference to the Annual Report of the Company on Form 10-K or if no such report is filed, in accordance with the audited financial reports presented to the shareholders, or, (ii) achieved a quarterly income figure of $12 million, or, (iii) the Board of Directors of the Company shall declare the Indebtedness due. Until such time as payment is made, all Indebtedness shall incur interest at 8%. The Agreements additionally provide for the respective salaries fixed in the employment agreements to be reduced to at least one quarter of the amount of remuneration set forth in the employment or consulting agreement from March 1, 2024. Remuneration will increase to one half of the agreed salary either (a) on the date on which the Company shall raise more than $3 million in equity or debt finance, or (b) the date on which the Company shall receive booked revenue.

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

These agreements shall only enter into force on the first date following February 29, 2024 on which the total debt of the Company outstanding to any listed shareholders of NCX who are not employees of NCX has been either converted to shares of common stock of NCX, or paid in full, or forgiven; if this suspensive condition is not realized on or before May 30, 2025, the agreements all become void, the original deadline having been extended by agreement.

As at September 30, 2024 none of these agreements entered into force.

NOTE 7 – CONVERTIBLE NOTES, PROMISSARY NOTES AND LOANS

During the nine months ended September 30, 2024, the Company issued seventeen Series F convertible notes with aggregate amount of $1,220,004 and will mature in 24 months.

As of September 30, 2024, the Company had seventeen outstanding loans with an aggregate value of $1,220,004. Each of these loans is repayable in one year and pays 10% interest annually on arrears. The Company did not contract any loans during the three months ending September 30, 2024.

During the nine months ended September 30, 2024, the Company recognized interest expense on its loans and convertible notes of $128,351.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company continues to rely on advances from related parties in support of its operations and cash requirements are expected to continue until such time as the Company can support itself or attain adequate financing through sales of equity or debt financing. Most of this support took the form of the nonpayment of all or a portion of salary payments to senior Directors, Officers, consultants, and employees, effectively constituting a deferred debt payment to such people.

As of September 30, 2024, Directors, Officers and employees, including full time consultants, were owed a total of $2,163,254 for salaries, remuneration and expenses. Of this $1,988,677 is owed to five senior officers and employees (“Senior Managers”).

On May 29, 2024, the Company issued a total of 10,000 newly authorized preferred stock in a newly created class identified as Class “A” Preferred Stock to John Michael Johnson, a director of the Company holding the senior management positions of President and CFO.

On September 23, 2024, the Company issued a total of 10,000 newly authorized preferred stock in a newly created class identified as Class “F” Preferred Stock to John Michael Johnson, a director of the Company holding the senior management positions of President and CFO.

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 and 5,000,000 shares of preferred stock with a par value of $0.001.

On September 30, 2024, there were 28,546,834 shares of common stock outstanding.

During the nine months ended September 30, 2024, the Company issued no shares of common stock.

On May 29, 2024, the Company Board of Directors issued a total of 20,000 newly authorized preferred stock in a class identified as Class “A” Preferred Stock. Ten thousand (10,000) Class “A” Preferred Stock was issued in the name of John Michael Johnson, a director of the Company holding the senior management positions of President and CFO, and an additional ten thousand (10,000) Class “A” Preferred Stock was issued to the Board of Directors of the Company to utilize as the Board sees fit in the best interest of the Company.

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

On September 23, 2024, the Company Board of Directors issued a total of 20,000 newly authorized preferred stock in a class identified as Class “F” Preferred Stock. Ten thousand (10,000) Class “F” Preferred Stock was issued in the name of John Michael Johnson, a director of the Company holding the senior management positions of President and CFO, and an additional ten thousand (10,000) Class “F” Preferred Stock was issued to the Board of Directors of the Company to utilize as the Board sees fit in the best interest of the Company.

Each share of Class F Preferred Stock ranks senior to all Common Stock and any other class of securities. Each Share of Class F Preferred Stock shall not be convertible at any time. Each Share of Class F Preferred Stock shall be entitled to One Thousand (1,000) votes on any matter on which any of the shareholders are required or permitted to vote. No dividends shall be paid on any Series “F” Preferred Stock.

During the nine months ended September 30, 2024, the Company issued no options under the Company’s 2021 Stock Incentive Plan (the “Plan”).

During the nine months ended September 30, 2024, the Company issued no convertible debt exchangeable into shares of common stock.

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

Results of Operations

The following table summarizes the results of our operations during the six months ended September 30, 2024, and 2023, respectively:

	Nine Months Ended
	September 30,
	2024	2023	Change

Revenues	$-	$-	$-
Operating expenses	1,163,868	1,421,663	(257,795)
Other (Income) expense	55,523	356,891	(301,368)
Net profit (loss)	(1,219,391)	(1,778,554)	(559,163)
Profit (Loss) per share of common stock	(0.04)	(0.06)	(0.02)

Annual expenses as of the third quarter of 2024 were $ 1,219,391 as compared to $1,778,554 to the third quarter of 2023 a reduction of $559,163.

The primary reasons for the variation were, first, the exchange of shares conducted under the agreement signed with Clontarf Energy Limited (“Clontarf”) that governs the introduction of the Company’s technology into the Bolivian market and second a general reduction in all expenses compared to the previous period.

Under the Clontarf agreement, the Company was obliged to transfer to Clontarf shares of its common stock to the value of $500,000 and this resulted in an expense of $500,000. As part of the mutual obligations under the said agreement, the Company received from Clontarf shares with a value of $ $203,050 recorded in Other Income.

During the nine months ending September 30, 2024, the Company invested a total of $496,025 in to a company involved in certain R&D and investments designed to benefit and assist the Company. During the same period, the Company increased its investment into this Company by $48,100 and booked interest income of $72,826 from loans made this third party company.

The expense of contractors increased by $136,570 as a result of the need to hire back the services of an employee that left the Company in January 2024. This was considered necessary because of the need to reaudit the Company’s financial statements and other ongoing required work.

As of the third quarter of 2024, the Company booked interest expense of $41,359 on the indebtedness of long-standing unpaid salaries to senior employees leading to an increase in employee benefits.

There was a decrease in all other expenses during the nine-month period to September 30, 2024 by $421,163 compared to the previous period.

To fund the Company’s operations, the Company contracted new loans and extended loans falling due which resulted in an increase of $68,408 in loan interest recorded over the same period in 2023. All interest under these shareholder loans is due at the end of the loan period on the settlement date.

Liquidity and Capital Resources

As of September 30, 2024, we had total current assets of $694,685 and an accumulated deficit of $7,273,354.

Our operating activities used $1,033,072 in cash for the nine months ended September 30, 2024, while our operations used $366,458 cash in the nine months ended September 30, 2023. Operating activities included loans to a third party company amounting to $496,025 expected to be returned with interest during second quarter 2025. During this period, the Company has focused attention on the work necessary to complete the pilot plants. Strategically it was considered necessary to complete the pilot plants to enable the Company to move to the next stage of its marketing plan: to demonstrate the system and its extraction economics to potential users. The Company currently has several companies interested in evaluating the system using their brines and these tests will consume a considerable amount of time once the pilot plants are ready to process. Management considers it preferable to focus on this work, and this has led to an overall reduction in expenses prior to reengaging in other activities.

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

Item 4 - Controls and Procedures

Disclosure of Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such information is accumulated and communicated to the Company’s management, including the Company’s chief executive officer (who is the Company’s principal executive officer) and the Company’s President (who is the Company’s chief operating officer) as well as its Financial Officer (the Company’s principal financial officer) to allow for timely decisions regarding required disclosure. At present one person combines the roles of President and Chief Financial Officer. In designing and evaluating the Company’s disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management is required to apply its judgment in evaluating the cost-benefit relationship with possible controls and procedures. The ineffectiveness of the Company’s disclosure controls and procedures was due to material weaknesses identified in the Company’s internal control over financial reporting, described below.

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

Based on this evaluation, the Company’s management concluded its internal control over financial reporting, while significantly improved, was still not effective as of September 30, 2024.

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

Date: November 19, 2024	NEXT-ChemX Corporation

	By:	/s/ Benton Wilcoxon
Benton Wilcoxon
Chief Executive Officer
(Principal Executive Officer)

