Form 10-K/A
period 2023-12-31
NEXT-ChemX Corporation.
filed 2025-04-28
CIK 1657045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter (June 30, 2024): $46,310,172.

State the number of shares outstanding of the registrant’s $0.001 par value common stock as of the close of business on the latest practicable date (April 25, 2025): 28,546,834

Documents incorporated by reference: None.

IMPORTANT NOTICE

On May 3, 2024, the Company was made aware that its long standing auditors, BF Borgers CPA PC, had been denied the privilege of appearing or practicing before the Securities and Exchange Commission (the “SEC”) as an accountant. In view of the nature of the actions taken by the SEC in relation to the Company’s former auditor, the SEC required the Company to reaudit 2 years of its financial statements resulting in a deficiency in the Company’s filings entirely due to circumstances beyond the control of the Company. The Company appointed a new registered public accounting firm: Fruci & Associates II PLLC, Certified Public Accountants based in Spokane, Washington (“Fruci & Associates”) to replace BF Borgers. However, due to a vastly increased workload, Fruci & Associates was unable to complete the reaudit of the 2023 Annual Report on Form 10-K originally filed on April 1, 2024.

This present 2023 Annual Report filed on Form 10-K/A (the “Report”) includes modifications resulting from the completion of the audit carried out by Fruci & Associates and is duly filed in replacement of the April 1, 2024 filing. In this respect, attention is drawn to the Report of Independent Registered Public Accounting Firm at the beginning of Item 8.

The principal changes to the 10-K are as follows:

The Report inclusion of a Cybersecurity Disclosure as Item 1C.

Two important adjustments were made to the Company’s financial statements: 1) the Company’s technology, considered in filings since September 2021 to be an indefinite intangible asset was reevaluated and is now considered to have an estimated useful life equivalent to the period of its underlining patent protection, appropriate amortization being charged to the value of the asset accordingly. This has resulted in an adjustment of $458k to the asset value as of December 31, 2023. This has resulted in a charge of $149,782 against the value of the asset as amortization; and 2) the balance sheet was readjusted to include $308,365.00 of retained earnings.

In Item 5, under the heading ‘Market for Registrant’s Common Equity’ disclosure was changed to reflect the fact that 200,000 shares of common stock were issued during fiscal 2023.

In Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations was modified to reflect other changes made to the Report.

Matters relating to projected timing in the Report have been changed from the original disclosure better to reflect the current belief of management regarding such projections. Where necessary or helpful, the circumstances relating to the need for such adjustment are also reported.

A number of other changes were made to punctuation and grammar that do not affect the sense of disclosure, and where dollar figures included cents, these were rounded up to the nearest dollar.

2

FORWARD LOOKING STATEMENTS

Forward-Looking Statements

This Annual Report on Form 10-K/A (the “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“Reform Act”) regarding future events and the future results and prospects of NEXT-ChemX Corporation (the “Company”). In particular, these are to be found in Part I, Item 1 of this Report under the heading “Business” and Part II, Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements set out management’s current expectations, estimates and projections in particular in relation to the Company’s future business and are based on certain assumptions about future events. Any statement contained herein that does not directly relate to any historical or current fact is a foreword-looking statement within the meaning of the Reform Act. Words such as “future,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “predicts,” “will,” “would,” “could,” “can,” “may,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and elsewhere in this Report as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

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

The Company’s progress towards Market Readiness

It is always difficult to identify exactly where any technology is to be found along the path to its commercialization and how soon it will be ready for commercial deployment. Throughout fiscal year 2023, the focus was on the design and construction of a controlled pilot system consistent with the needs of the pilot testing phase. In order better to concentrate on this, given the limited resources and knowing that the extraction technology has been proven in the laboratory for a variety of critical materials, the Illinois Laboratory was closed during 2023 and the Company turned to consider the engineering issues using consultants and contractors from India, having proven certain extraction rates, and the ability of the iTDE Technology to operate effectively. This puts us into the second phase. The best estimate for completion of the controlled pilot plant is that it will be operational at the beginning of the third quarter of 2025. If successful, this could lead to operational pilot deployment at customer sites in the first quarter of 2026.

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

On March 27, 2023, the Company entered into a contractual partnership agreement (“Partnership Agreement”) with the UK AIM listed company Clontarf Energy plc (“Clontarf”). The Partnership Agreement provides for the formation of a 50:50 joint venture intended to be the vehicle the parties to the Partnership Agreement use to negotiate with “Pública Nacional Estratégica Yacimientos de Litio Bolivianos” (the ‘National Strategic Public Company of Bolivian Lithium Deposits’ or “YLB”) for the rights to exploit lithium mining and extraction in Bolivia using iTDE Technology. If successful, the partners plan to create a corporate joint venture organized in Bolivia (“JVCo”) that would commence operations for the benefit of the partners. As at the date of the filing of the present Report, no joint venture in Bolivia had been created.

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

Under the terms of the Partnership Agreement, in the event that the Company had concluded a transaction with 2 specifically named entities on or before March 27, 2025, Clontarf would have been entitled to a 15% contributing interest in the Company’s component of the agreed structure resulting from the agreement with either or both named third parties. As at the date of filing of this report, the Company had not concluded or even commenced negotiations relating to any such transactions that would give rise to the payment to Clontarf of any such interest. With the passing of the date of March 27, 2025, the Company is released from any such obligation.

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

Long Term Prospects and Market Potential.

The iTDE Technology has a wide field of potential future applications. In addition to lithium extraction, the system can; extract fatty acids from vegetable oils to create a superior refining process that does not produce certain toxic waste generated by the currently deployed process; extract radioactive ions from nuclear waste waters; extract specific metal ions from mining leach solutions and waste effluents; in recycling; and can remove ions from seawater for desalination, among other things. The potential of these applications has not been fully explored by the Company although some work was commenced before suspension in early 2022 to focus on lithium. The Company has adopted the following prioritization of its product development strategy for the iTDE Technology incorporating the following order of priority (all dates are estimates):

●	Current: Lithium Extraction from Natural Brines, Geothermal Wells & Mine Leach Solutions;

●	Commencing mid 2027: Vegetable oil refining by direct extraction of deleterious Fatty Acids;

●	Late 2027: Direct Extraction of Radioactive Ions from Nuclear wastewater.

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

Employees

As of December 31, 2023, the Company had six full time employees working in three different countries and several critical consultants working part time, this was reduced to five in the first quarter of 2024. Due to financial constraints, the Company was unable to increase staff levels during the period from year end 2023 until the date of filing of this report. The Company expects to increase its staff level significantly in the second half of 2025 with the hiring of new staff as well as two critical consultants moving to full time employment.

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

On March 31, 2023, four senior employees of the Company agreed to defer repayment of their back salaries and expenses. Under the terms of this arrangement, a total of $142,000 would be payable to such persons on or before December 8, 2023, and normal salary payments would commence from July 1, 2023. All other indebtedness to such employees would only become payable on August 15, 2024, with interest of 8% per annum owing on all indebtedness from September 30, 2023. However, since the Company was unable to resume payment of salaries in accordance with the employee contracts, nor was it able to pay the $142,000 back salary as required on December 8, 2023. As a result, on February 29, 2024, seven senior employees and consultants of the Company who were owed a total of $2.38 million on that date, agreed to defer payment by the Company of outstanding amounts owing to them on certain modified terms (“Debt Extension Agreements”) that replaced the March 31, 2023 agreements. These new agreements cover all debts owing from time to time to the seven employees and consultants of the Company that were: (i) legitimately incurred unpaid contractual remuneration (ii) existing debts agreed and already deferred; (iii) advances made by the employee or consultant to the Company that are recorded on the books of the Company; (iv) any portion of employee’s or consultant’s agreed future remuneration that will not be paid in a timely fashion being accumulated as a debt in accordance with the terms of the said Debt Extension Agreement.

The Debt Extension Agreements set out the terms under which the seven employees and consultants would receive their past indebtedness as well as how future remuneration is to be paid. The Debt Extension Agreements also grant the right for each signatory to convert all or a portion of the Indebtedness and Penalty Interest to shares of common stock of the Company at any time at the lower of (i) the price which is five percent (5%) lower than the average trading price of the five business trading days immediately preceding the date of the election, or (ii), if the Company is in the process of raising finance and has made an offering to the public by reporting the offering to the Securities Exchange Commission (“SEC”), at the price that is five percent (5%) lower than the price recorded in such reported offering provided such offering shall have been active at any time during the previous quarter.

The indebtedness of the Company to the seven signatories of the Debt Extension Agreements is accelerated and becomes immediately due and payable in the event that the Company shall fail: (i) (a) to achieve an annual EBITDA of $5 million per annum, or, (b) to achieve a quarterly income figure of $12 million, or, (c) to declare the Indebtedness due, on or before February 28, 2027; or (ii) to pay the monthly remuneration agreed in the Agreement within 11 days of the month end in which the remuneration was incurred.

Notwithstanding the above, the Indebtedness shall become due on the fifth anniversary of the Debt Extension Agreements execution, being March 1, 2029.

On July 1, 2024, all seven signatories to the Debt Extension Agreements agreed an addendum would only enter into force and effect on the first date following May 30, 2025 on which the total debt of the Company outstanding to any listed shareholders of NCX who are not employees of NCX has been either converted to shares of common stock of NCX, or paid in full, or forgiven; if this suspensive condition is not realized on or before May 30, 2025, each of the Debt Extension Agreements shall become void and cease to have effect.

As at the date of the filing of the present Report, none of these Debt Extension Agreements had entered into force, however the Company was abiding by the terms of the said agreements.

On completion of the Company’s next round of financing being not less than $1.6 million, the Company anticipates granting its employees around the world a wide variety of benefits in compensation for their support. In addition, to benefit the intellectual and technological base of the business of the Company, we anticipate investing in tools and resources that are designed to support employees’ individual growth and development.

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

During fiscal year 2023, the Company’s employees were working from home in various jurisdictions. Management expects to open new premises at a suitable location in the US when sufficient financing becomes available to the Company. The location of the head office will be selected to accommodate not only the central management but also the central marketing premises. The location of pilot plant will initially be in India with sample brines being processed there. It is anticipated the pilot plant will either be moved to or duplicated in the US.

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

Once the pilot plant has been completed and the Company is able to process customer samples, the Company plans to establish a subsidiary (“NCX International”) that can work with partners to construct the processing plant that would incorporate the iTDE System processing capabilities. The production, delivery, maintenance and operation of the iTDE System units will remain the business of the Company itself.

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

On February 2, 2023, the Company concluded a loan agreement (amended on September 25, 2023) with a non-related third-party shareholder of the Company for $25,000. Under the terms of the amended agreement, the principal and interest are repayable in two years from the date of the receipt of funds and interest is charged at 10% per annum payable in arrears with the principal repayment. The full amount of $25,000 was received on February 2, 2023. Following a further amendment, the full amount of principal and interest is repayable on August 2, 2026.

On February 21, 2023, the Company concluded a loan agreement (amended on September 25, 2023) with a non-related third-party shareholder of the Company for $50,000. Under the terms of the amended agreement, the principal and interest are repayable in two years from the date of the receipt of funds and interest is charged at 10% per annum payable in arrears with the principal repayment. The full amount of $50,000 was received on February 21, 2023. Following a further amendment, the full amount of principal and interest is repayable on August 2, 2026.

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

On September 14, 2023, the Company concluded two loan agreements (both amended on September 25, 2023) with two non-related third-party shareholders of the Company for $125,000 each. Under the terms of the amended agreements, the principal and interest are repayable in two years from the date of the receipt of funds and interest is charged at 10% per annum payable in arrears with the principal repayment. The full amount of $250,000 from both agreements was received on September 14, 2023. The full amount of principal and interest is repayable on September 14, 2025.

On November 16, 2023, the Company concluded a short-term bridging loan of $120,000 from a non-related third-party shareholder to cover auditor fees, essential intellectual property protection and operating expenses. Under the terms of the agreement, the principal and interest are repayable in six months from the date of the receipt of funds and interest is charged at 48% per annum payable in arrears with the principal repayment. On May 15, 2024, prior to the due date, the Company concluded an agreement with the shareholder lender in accordance with which the loan repayment was offset against the debt due from the shareholder for his subscription to an equivalent amount of the Series “F” convertible debentures then being offered by the Company. The total amount due to the shareholder under the November 16, 2023 loan on May 15 was $120,000 of principal and $ 21,204 in interest and this was the amount issued as part of the Series “F” offering.

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

Requirement to raise funding inhibited by current Debt:

The Company has contracted significant debt from its inability to pay its employees together with a preference for the shareholders funding operations through loans and convertible loans. As of December 31, 2023 the Company owed employees and consultants a total of $ 1,831,165, a further $491,540 to certain third party professionals (of which $405,000 was to a single consultant) and shareholders a total of $1,033,451. Without a restructuring of this debt, it is unlikely that the Company can attract investment from third parties to complete its business plan. This will imply complete reliance on shareholders to continue to fund the Company in a timely fashion and on employees and consultants deferring payment of their debts until significant profits are generated.

Human Capital Resources:

The area of development of the iTDE Technology is novel and highly specialized both in its process and in the construction of machinery and equipment necessary to commercialize the technology. There are a limited number of experts that can understand or work in the field. Many of these experts are not resident in the US and will require visas to commence working with the Company. There is no guarantee that the Company can find adequate numbers of such personnel, attract them to work for the Company, secure their right to work in the US at the Company’s offices or retain them. This may inhibit the growth of the Company or force it to locate principal offices elsewhere. The Company has chosen to work on much of the engineering development in India where specialists are more readily available, however, to complete the commercialization of the iTDE System, the Company may need to open offices in the US and locate suitable personnel. Even if such personnel are more readily available, there is no guarantee that the Company will be able to secure sufficient, appropriate, necessary expertise to pursue its goals. While the Company is too young to have seen what impact the COVID-19 pandemic could have had on its business operations, it is increasingly anticipated that there will be other pandemics of a similar nature or with a similar disruptive effect. The advent of one or more of such crises and the resulting lockdowns or trade and travel restrictions may have a serious effect on the business, more so since the Company is launching its commercialization and the path to profitability must be entirely negotiated, with the creation of production facilities, organization of supply lines and distribution and securing of regular business. In the event of another pandemic or similar disruption, the Company may be worse affected than established businesses.

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

Available Information

The Company’s Annual Reports on Form 10-K/A, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the U.S. Securities and Exchange Commission (the “SEC”). Such reports and other information filed by the Company with the SEC are available on the SEC’s website associated with the Company’s trading symbol ‘CHMX’ and additionally free of charge at www.next-chemx.com/investor-information/corporate-documents/ for reports made since April 26, 2021. The Company periodically provides certain information for investors on its corporate website, www.next-chemx.com. This includes information regarding its technology, press releases and other information. The information contained on the websites referenced in this Form 10-K/A is not incorporated by reference into this filing. Further, the Company’s references to website URLs are intended to be inactive textual references only.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY DISCLOSURE

As a Company with new technology, the Company may be a significant target of attack by competitors, foreign governments and other interested and malicious parties particularly as the knowledge of the potential impact of Company’s iTDE Technology becomes more widely known.

The analysis of susceptibility to cyberattack distinguishes between 2 main types of risk, the first area being the business that relates to the technology and the second, more generally, as relates to the activities of the administration and management and encompasses the corporate records of the Company. In addition, the needs and requirements of cyber security control vary according to whether the person is operating from a mobile phone or a computer. Moreover, issues relating to cybersecurity are overshadowed by the fact that the Company operates from a variety of different offices in different companies; each employee operates using their own personal computer and in most cases this is also used for personal purposes resulting in an enhanced risk of breach from such alternative use. There is no single backup system for all files to preserve corporate records.

There is no single required operating system (although most coworkers use MacBook) nor single software required for all coworkers, except Microsoft Word, Excel and PowerPoint, however, different employees operate different versions of these software. Employees are expected, but not required to keep their software up to date.

The Company has no established process for assessing, identifying, and managing any material risks from cybersecurity threats. Breaches are not required to be reported. In the event, therefore of a cyber security incident, there is no system in place to assess whether such incident has materially affected or is reasonably likely to materially affect the Company.

There is also oversight of the risks posed by cybersecurity threats and no analysis of what may be the result of such a breach of cybersecurity. There is no audit of Company personnel software loaded on computers or security requirements and no audit of computer usage. Given the distance between coworkers this would be too expensive at the present time in the cycle of the Company were we are severely underfunded.

All personnel are expected to maintain a computer free from games and potentially hazardous sites such as non-solicited offers of services, purchases or investments, get rich-quick-schemes, sites with pornographic content. Personnel are required to maintain good internet security software and regularly to check their computers for cyber breaches or viruses.

ITEM 2. PROPERTIES

As of December 31, 2022, the Company did not own any properties. During 2023, the Company closed its laboratory facility at EnterpriseWorks in Champaign, Illinois. At present all employees are working from home.

ITEM 3. LEGAL PROCEEDINGS

On May 16, 2022, the Company received a formal notice of a wage claim from the Illinois Department of Labor filed by a former consultant (1099) who had already resigned from the Company with an effective date of March 18, 2022. The consultant is claiming $7,292 as a final payment for the period from February 9 to March 15, 2022. The complaint was filed on March 16, 2022, without any notice being given to the Company. On March 18, 2022, the date the resignation was due to take effect, the Company paid the consultant $5,834 as the final remuneration covering the days worked during the period. On July 27, 2022, the consultant sent notice to the Company maintaining that the demand for the full amount was still due. On May 15, 2024 the case was dismissed by the Illinois Department of Labor.

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

The Company was unable to meet the deadline and the article was not published. Innovation News Network pressed to receive funds, however, the Company took the position that we would pay only when seeing in what edition the new article would be published and when their agreed work was carried out. Innovation News Network has threatened the Company with litigation and appointed a collection agent to recover the funds. It is the Company’s position that funds are not owed given the verbal assurances of the sales representative and the pressure selling tactics of Innovation News Network. Innovation News Network has taken no further action regarding this matter.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

There has never been any liquid market for or trading in our stock. Since April 27, 2021, and the changes in ownership of the Company’s shares, the majority of the stock has been restricted for sale and this has inhibited the development of a liquid market for the Company’s stock. As a result of these events and the restrictions placed on the sale of stock, the market has recorded price changes since April 26, 2021 from $4.90 per share up to $70 per share and closing on December 31, 2023 at $9.00; during the same period, however, the Company was raising money by issuing convertible notes with a conversion price of $0.75 increasing in the fourth quarter 2021 to a $1.00 conversion. During fiscal year 2023, the Company launched a private placement of restricted common stock at a price of $5.00 per share and on March 27, 2023, 200,000 shares were sold at $5.00 under this placement. It should be noted, however, that around the same time as the Company was raising equity at $5.00 per share, specifically, between March 29 and June 28, 2023, the share price on the OTC market fluctuated between $10.50 and $10 before dropping to $8 with the sale of 982 shares on June 29. On July 18, 2023, 1,400 shares sold at $9.00 and there were no further sales of shares during the remainder of 2023. The Company believes that these discrepancies are the result of the lack of liquidity in the Company’s stock. The Company plans to raise funds for its operations during fiscal year 2023 that will also affect the liquidity and trading in the Company’s stock. There can be no assurance that a highly liquid market for our securities will ever develop.

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

In early 2023, the Company contracted with a third-party engineering company to complete its initial pilot plant. Work to complete this is ongoing and expected to finish in the third quarter of 2025.

The Company continues to work with a leading membrane specialist to design and construct a controlled pilot system using specially designed membranes and units. The Company awarded the contract for the construction of the controlled pilot system in 2023. Work on construction is ongoing.

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

The Company currently lacks a central management office and at present all the members of management are in different regions. Throughout fiscal year 2023, meetings were held online, and managers were living in 3 different countries with some in Europe and others in the US. It is planned that during late 2025, the Company will open new head offices in a suitable location in the US that will centralize the Company’s management and competence, in particular its marketing ability. The first controlled pilot system for demonstrating the iTDE Technology and model for the initial production of iTDE Units will be in India.

Results of Operations

Year Ended December 31, 2023 compared to December 31, 2022

The following table summarizes the results of our operations during the fiscal years ended December 31, 2023, and 2022, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 12-month period to the prior 12-month period:

				Percentage
			Increase	Increase
Line Item	12/31/23	12/31/22	(Decrease)	(Decrease)
Revenues	$-	$-	$-	-
Operating expenses	2,126,383	1,673,284	453,099	27%
Net loss	(2,511,013)	(1,743,799)	767,214	44%
Net loss per share	(0.09)	(0.06)	0.03	41%

We recorded a net loss of $2,511,013 for the year ended December 31, 2023, compared to a net loss of $1,743,799 for the fiscal year ended December 31, 2022.

Net loss for the year ended December 31, increased by $767,214 compared to 2022. This represents an increase in operating costs of $453,099 and an increase in other (non-operating) expense of 314,115. The major increases in operating expenses were (i) payments to contractors and consultants of $266,543 (payments in fiscal 2022 were $16,067; (ii) payments of $43,022 in marketing and publicity expenses (fiscal 2022 was $237); and (iii) an increase of $27,000 in audit expense over fiscal 2022 (iv) amortization of intangible asset $149,782 (fiscal 2022 was $0); An increased use of contractors and consultants was needed to commence work on the Company’s pilot plant using outside contractors as well as the use of consultants primarily in the search for investors and to assist the CEO. The increase in non-operating expense was the result of (a) a $17,167 increase in interest expenses, and (b) a net increase of $296,950 of other expense resulting from payments and transfers of shares related to the Agreement with Clontarf. This included the issuance of $500,000 worth of the Company’s shares of common stock offset by the receipt from Clontarf of certain of its ordinary shares of common stock. The value of the received shares to the Company was, however, reduced by the transfer of half such received shares in payment of a commission to an intermediary broker for the deal. To reduce operating expenses over fiscal 2022, the laboratory in Illinois was closed resulting in the resignation of some staff. Of primary concern throughout fiscal 2023 was the work on the pilot plant that would lead to proving the commercial viability of the iTDE Technology as well as efforts to secure equity finance and other sources of funding for the Company. During the last quarter of 2023, the Company spent a total of $69,375 on new consultants to assist in raising funding and for other business purposes.

Liquidity and Capital Resources

As of December 31, 2023, we had total current assets of $ 140,327, a working capital deficit of $3,792,098 and an accumulated stockholders’ deficit of $ (6,512,110). Cash used in operating activities for the fiscal year ended December 31, 2023, was $544,890, compared to $935,084 in cash used in operations during the year ended December 31, 2022. Our revenues were $0 in both fiscal years 2023 and 2022. These factors raised substantial doubts about the Company’s ability to continue as a going concern and the Company remains chronically short of cash for operations.

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

The breakdown of the loans contracted during fiscal year 2023 was as follows:

A total of $465,000 in loans was contracted to cover operations. One of these loans was repaid within 30 days and one loan will fall due during the second quarter of 2024. The remaining loans will become due in fiscal year 2026.

One promissory note with a face value of $250,000 originally issued to a third-party shareholder on November 09, 2022 was amended and reissued with its term extended to two years and its interest increased to 10%. The promissory note will now mature on May 08, 2026.

During fiscal year 2023, the maturity of a number of one-year contractual loans was extended and again extended in 2024. As a result of these extensions the following 2022 loans will mature as follows:

A loan by a third-party shareholder dated February 2, 2023, in the amount of $25,000 was extended and will now mature on August 2, 2026. The loan pays 10% interest per annum.

A loan by a third-party shareholder dated February 21, 2023, in the amount of $50,000 was extended and will now mature on August 20, 2026. The loan pays 10% interest per annum.

In addition, the maturity of two of six-month loans to provide financial assistance dated September 14, 2023, by two third party shareholders, together totaling $250,000, were extended to one year. As a result of these extensions both loans will mature on September 14, 2025.

Two loans by two third party shareholders both dated December 2, 2022, in an aggregate amount of $250,000 were extended and will now both mature on June 2, 2026. Both loans pay 10% interest per annum.

In addition to loan repayments, the Company will be required to fund its operations with increased funding to cover the controlled pilot system construction, installation and operation.

It is anticipated that the monthly operating budget going into fiscal year 2024 will amount to approximately $150,000 per month for the first quarter, rising to $195,000 during the second and third quarters. During the fourth quarter of 2024, if the operation of the controlled pilot plant is successful, the Company will require a significant increase in its quarterly budget to enable it of capitalize on its technological success, the minimum operational amount required while completing work in the pilot is $112,000 during the fourth quarter of fiscal year 2024. Due to the failure to raise sufficient funding for the budget, the Company was unable to follow the plan. The result was slower progress than anticipated.

Management believes that the Company’s cash on hand will not be sufficient to fund all Company obligations and commitments for the next twelve months. The combination of the way the shareholders have funded the Company during fiscal year 2023 with the urgent need to finance the commercial pilot system, to open operating facilities and to increase staff will place a significantly increased burden on cash flow during fiscal year 2024 and beyond.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below are the audited financial statements for the Company for the fiscal year ended December 31, 2023, audited by Fruci & Associates II PLLC, Certified Public Accountants based in Spokane, Washington (“Fruci & Associates”) and the reports thereon of by Fruci & Associates II PLLC, Certified Public Accountants.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NEXT-ChemX Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of NEXT-ChemX Corporation (“the Company”) as of December 31, 2023, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit, a working capital deficit and expects to incur future losses as it develops its business. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Emphasis of a Matter – Restatement of Previously Issued Financial Statements

As discussed in Note 5 to the financial statements, the Company has restated its previously issued financial statements for the year ended December 31, 2023, to correct the accounting for certain intangible assets. Our opinion on the financial statements as of December 31, 2023 is not modified with respect to this matter.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

Fruci & Associates II, PLLC – PCAOB ID #05525

We have served as the Company’s auditor since 2024.

Spokane, Washington

April 28, 2025

NEXT-ChemX Corporation

BALANCE SHEETS

	December 31, 2023	December 31, 2022
	(RESTATED)
ASSETS
Current Assets:
Cash	$2,458	$28,355
Prepaid expense and other current assets	72,925	22,169
Financial Asset	64,944	-
Total Current Assets	140,327	50,524

Property and equipment, net	12,621	17,957
Intangible asset, net	2,691,967	3,150,114
Total Assets	$2,844,915	$3,218,595

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$2,443,207	$1,548,740
Other payable	511,980	11,980
Due to Related Party	32,238	-
Note payable - 3rd Party	-	426,007
Loan payable	945,000	500,000
Total Current Liabilities	3,932,425	2,486,727

Total Liabilities	3,932,425	2,486,727
Commitment and Contingencies	-	-
Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 28,546,834 and 28,346,834 shares issued and outstanding, respectively	28,547	28,347
Additional paid-in capital	5,396,053	4,396,253
Accumulated deficit	(6,512,110)	(3,692,732)
Total Stockholders’ Equity (Deficit)	(1,087,510)	731,868
Total Liabilities and Stockholders’ Equity (Deficit)	$2,844,915	$3,218,595

The accompanying notes are an integral part of these consolidated financial statements.

NEXT-ChemX Corporation

STATEMENT OF OPERATIONS

	For The Year Ended December 31,
	2023 (RESTATED)	2022

Revenues	$-	$-

Operating expenses
Salaries and Employee Benefits	1,078,341	1,090,250
Professional fees and contractors	684,127	403,540
Depreciation and Amortization	155,118	5,160
Other operating Expenses	208,797	174,334
Total operating expenses	2,126,383	1,673,284

Income (loss) from operations	(2,126,383)	(1,673,284)

Other income (expense)
Interest expense	(87,682)	(70,515)
Other income (expense)	(296,948)	-
Net other expense	(384,630)	(70,515)

Loss before provision for income taxes	(2,511,013)	(1,743,799)

Net income (loss)	$(2,511,013)	$(1,743,799)

Net income (loss) per common share: Basic and diluted	$(0.09)	$(0.06)

Weighted average number of common shares outstanding: Basic and diluted	28,466,560	27,802,153

The accompanying notes are an integral part of these audited condensed financial statements.

NEXT-ChemX Corporation

Statement of Stockholders’ Equity (Deficit)

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(YEAR ENDED 2023 IS RESTATED)

	Common stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2021	27,385,437	$27,385	$3,634,034	$(1,948,933)	$1,712,486
Stock issued on conversion of 3rd party Loans	884,721	885	685,620		686,505
Stock issued on conversion of related party loans	76,676	77	76,599		76,676
Net loss				(1,743,799)	(1,743,799)
Balance December 31, 2022	28,346,834	$28,347	$4,396,253	$(3,692,732)	$731,868
Stock Issued to 3rd Party for cash	100,000	100	499,900		500,000
Stock Issued to 3rd party for services	100,000	100	499,900		500,000
Prior period adjustment				(308,365)	(2,361,231)
Net loss				(2,511,013)	(2,511,013)
Balance December 31, 2023	28,546,834	$28,547	$5,396,053	$(6,512,110)	$(1,087,510)

The accompanying notes are an integral part of these consolidated financial statements.

NEXT-ChemX Corporation

STATEMENT OF CASH FLOWS

	For the years ended
	December 31,
	2023 (RESTATED)	2022
OPERATING ACTIVITIES
Net income(loss)	$(2,511,013)	$(1,743,799)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	155,118	5,160
Other income received in 3rd party stock	(203,050)	-
Unrealized loss on trading securities	36,581
Consultant commission paid in third party stock	101,525	-
Other Expense paid in stocks	500,000
Changes in Operating Assets and Liabilities:
Accounts payable and accrued liabilities	1,394,467	824,125
Prepaid expenses	(50,756)	(20,570)
Related Party advances	32,238	-
Net cash provided by (used in) operating activities	(544,890)	(935,084)

INVESTING ACTIVITIES
Purchase of Property and Equipment	-	(1,577)
Net cash provided by investing activities	-	(1,577)

FINANCING ACTIVITIES
Proceeds from the Stock Issuance of Common Stocks	500,000	-
Proceeds from convertible notes payable - related party, net of original issue discounts	-	60,000
Proceeds from loan payables	465,000	500,000
Proceeds from note payables	-	556,007
Proceed from Equity Escrow Account	-	11,980
Repayment of convertible notes payable	-	(37,500)
Repayment of loan payable	(20,000)	-
Repayment of note payable	(426,007)	(130,000)
Repayment of related party loans	-	(5,900)
Net cash (used in) financing activities	518,993	954,587

Net increase (decrease) in cash	(25,897)	17,926
Cash, beginning of year	28,355	10,429

Cash, end of year	$2,458	$28,355

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-	$-
Interest	$37,212	$14,022
Supplemental non-cash investing and financing activities
Common Stock issued on Conversion of 3rd party loan	$-	$686,505
Common stock issued on conversion of related party loan	-	76,677

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

As of December 31, 2023, one shareholder with the same name as the Company, NEXT-ChemX, but organized in a different jurisdiction holds approximately 84.12% of the issued and outstanding shares of Common Stock of the Company, and as such it is able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of our Company. In addition, Ms. Anne Mollicone owns 1,873,570 shares of Common Stock of the Company representing 6.56% and Mr. Arastou Mahjoory continues to hold 1,761,494 shares of Common Stock of the Company representing 6.21% of the issued and outstanding shares of Common Stock in the Company.

On July 23, 2021, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Nevada effecting a name change of the Company from “AllyMe Group, Inc.” to NEXT-ChemX Corporation. These changes became effective on July 28, 2021, following compliance with the notification requirements of the Financial Industry Regulatory Authority.

NOTE 2 – GOING CONCERN

The Company has incurred losses since its inception on August 13, 2014 resulting in an accumulated deficit of $ 6,512,110 as of December 31, 2023, and further losses are anticipated in the development of its business. At December 31, 2023, the Company had a working capital deficit of $3,792,098. As of December 31, 2022, the Company had an accumulated deficit of $3,692,732 and a working capital deficit of $ 2,436,203. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future. Moreover, the reliance of the Company on short term (1-year) debt to fund the Company’s business that was extended to two years in September of 2023, requires the Company to find additional funds to repay 2023’s operating costs in fiscal year 2025, while continuing to seek funding for fiscal years 2024 and 2025. The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Investment Policy in Joint Ventures

It is the policy of the Company to recognize joint ventures only once sufficient consideration has been received for the venture to impact its operations. Neither the execution of an agreement requiring the formation of a joint venture nor the creation of a shell intended to be the venture vehicle is considered sufficient. Once operations commence in a material manner, the Company will recognize the operation of a joint venture in its financial statements.

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

As of December 31, 2023, the Company holds certain shares in the AIM publicly traded company Clontarf Energy plc. The table below sets forth the fair market value of the shareholding based on the closing price for the shares on the AIM market. As at year end, the market price for Clontarf shares was GBP0.00053, putting the Fair Value of the Investment at $64,944. The Company recognized a loss of $36,581 on the shareholding when measured against the market price on the AIM market on the date of the acquisition of the shareholding.

	Date	Number of Shares	Market Price	Exchange Rate	Amount in USD
Acquisition Date	31-May-23	96,250,000.00	GBP 0.00085	1.24095	101,525.22
Year End, FMV	31-Dec-23	96,250,000.00	GBP 0.00053	1.2731	64,944.01
Unrealized Gain/Loss					(36,581.21)

Evaluation of long-lived intangible assets

The Company acquired its principal intellectual property asset in the second quarter of 2021. The value of the asset was initially derived from the underlying arms’ length transaction in which the company owning the technology transferred the technology to the Company in exchange for a specific number of shares of Common Stock of the Company. The value of the shares was itself derived from that the fact that such shares were bought and sold in an arms’ length transaction that occurred simultaneously. The technology composed initially of patents and patent applications as well as certain knowhow was initially amortized by the Company. However, during fiscal year 2021, due to the nature of the technology behind the asset and its application across multiple disciplines and businesses, Management considered the asset to be greater than the individual patents and possible patent applications. Certain technological ideas give rise to many various applications (‘stem technologies’). For this reason, on September 30, 2021, the asset as a stem technology was reclassified as an intangible asset of indefinite life. The value taken was that of its book value at the third quarter end 2021 following initial amortization. Intangible assets of indefinite life are not amortized, but instead tested for impairment at least annually or more frequently if events and circumstances indicate that the asset might be impaired.

The Company is required to evaluate periodically the useful life of its assets and to adjust the value of the asset, depreciating it over its useful life. This revaluation has resulted in the decision to amortize the technology asset as a finite indefinite asset taking as its useful life the protection period of the patents filed to protect the said asset.

PP&E depreciation policy of fixed tangible assets

The depreciation policy of the Company’s long term fixed tangible assets is decided dependent on the useful life a particular asset is expected to have. The Company currently operates with very few assets having no real estate and with very little operational equipment. The current depreciated value of all fixed tangible assets owned by the Company is $12,621. None of these assets are considered to be material to the business.

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

NOTE 4 – CHANGES TO THE PRESENTATION OF THE FINANCIAL STATEMENTS

During fiscal year 2023, the Company elected to make certain changes to the presentation of its financial statements. the first important change was the result of the reassessment of its principal asset, the iTDE Technology, classifying it as a finite intangible asset. This resulted the 2023 audited financial statements recording a significant increase in amortization over the previous audited period. In addition, the balance sheet was adjusted to include $308,365.00 of retained earnings. The new presentation of equity also distinguishes between shares issued for cash and for services.

NOTE 5 – RESTATEMENT OF THE COMPANY’S INTELLECTUAL PROPERTY ASSET

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

Since the last quarter of 2021 when the Company assessed its iTDE Technology to be an indefinite intangible asset, the company has periodically evaluated the useful life of its technology, maintaining this classification. However, during the course of restating its 2023 financial statements, by measure of prudence, the Company has elected to reconsider this decision resulting in the reclassification of the technology asset as a finite intangible asset with a useful life equivalent to the remaining term of the granted patents associated with the underlying technology. The following table illustrates this reclassification:

Intangible Asset	iTDE Technology
Cost
At January 1, 2022	$3,500,127
Additions	-
Transfers	-
At December 31, 2022	3,500,127
Additions	-
Disposals	-
At December 31, 2023	3,500,127

Accumulated Amortization
At January 1, 2022	350,013
Charge for the year	-
At December 31, 2022	350,013
Charge for the year	149,782
Prior Period Adjustment	308,365
At December 31, 2023	808,160

Carrying amount
At December 31, 2022	3,150,114
At December 31, 2023	2,691,967

NOTE 6 – PREPAID EXPENSE AND OTHER CURRENT ASSETS

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

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

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

NOTE 8 – DEFERRED INCOME

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

NOTE 9 – NON-CONVERTIBLE NOTES AND LOAN AGREEMENTS

In fiscal year 2022, the Company issued a non-convertible note in the amount of $250,000 to an existing unrelated third-party shareholder that was originally due in November 2023. This note was extended with the same terms such that the repayment date is now May 8, 2026. Interest on the note is fixed at 10% per annum payable at maturity.

In fiscal year 2022, the Company had also concluded two loan agreements with two unrelated existing third-party shareholders in an aggregate amount of $250,000 that were originally due in December 2023. Both loans were extended with the same terms such that the repayment of the loans is now June 2, 2026. Interest on the note is fixed at 10% per annum payable at maturity.

During fiscal year 2023, the Company concluded a total of 6 loan agreements with existing third-party shareholders in an aggregate amount of $465,000. One of these loans was a short-term bridging loan of $20,000 that was repaid within 30 days together with an interest fee of $3,000.

The remaining five loans issued in 2023 were as follows:

On February 2, 2023, the Company concluded a loan with an unrelated third-party shareholder in the amount of $25,000. This loan was originally for a period of one year but was extended by a year and will mature on August 2, 2026. The loan pays 10% interest per annum.

On February 21, 2023, the Company concluded a loan by an unrelated third-party shareholder in the amount of $50,000. This loan was originally for a period of one year but was extended by a year and will mature on August 20, 2026. The loan pays 10% interest per annum.

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

On September 14, 2023, the Company concluded two loan agreements with two separate non-related third-party shareholders of the Company for $125,000 each. Originally with a term of six months, this was extended in September 2023 such that the principal and interest are repayable in one year from the date of the receipt of funds. Interest is charged at 10% per annum payable at term with the principal repayment. The full amount of $250,000 from both agreements was received on September 14, 2023, and is repayable on September 14, 2025.

On November 16, 2023, the Company concluded a second bridging loan of $120,000 from a non-related third-party shareholder to cover auditor fees, essential intellectual property protection and operating expenses. Under the terms of the agreement, the principal and interest are repayable in six months from the date of the receipt of funds and interest is charged at 48% per annum payable in arrears with the principal repayment. This short term loan agreement was terminated on February 20, 2024 with a total of $141,204 in principal and interest owing. This amount, together with other amounts owing to the same individual, was offset against the subscription by the same shareholder to the Series “F” Convertible Note issued on the same date.

In summary, as of December 31, 2023, a total of eight unpaid loans with an aggregate amount of $945,000 were outstanding. None of these loans was payable during 2024 due to extensions, amendments and refinancing, 2 loans are due in fiscal year 2025 amounting to 270,000 with an anticipated total of $52,000 of interest due at term.

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

As of December 31, 2023, and December 31, 2022, the related party advances to the six employees outstanding were $1,767,355 and $945,125 respectively. At the same dates, the related party advance to the professional consultant was $405,000 and $165,000 respectively.

NOTE 11 - INCOME TAXES

United States

The Company is incorporated in United States and is subject to corporate income tax rate of 21%.

Loss before income taxes consists of:

	For the years ended
	December 31,
	2023	2022
Unites States	$(2,511,013)	(1,743,799)
Total	$(2,511,013)	$(1,743,799)

The components of deferred taxes are as follows at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Deferred tax assets, current portion
Amortization of fair value of stock for services	$-	$-
Total deferred tax assets, current portion	-	-
Valuation allowance	-	-
Deferred tax assets, current portion, net	$-	$-
Deferred tax assets, non-current portion
Fixed assets	$-	$-
Net operating losses	1,367,543	775,474
Total deferred tax assets, non-current portion	1,367,543	775,474
Valuation allowance	(1,367,543)	(775,474)
Deferred tax assets, non-current portion, net	$-	$-

The Company is subject to United States of America tax law. As of December 31, 2023, the operations in the United States of America incurred $6,512,110 of cumulative net operating losses that may be available to reduce future years’ taxable income indefinitely. The Company has provided full valuation allowance for the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

NOTE 12 - STOCKHOLDERS’ EQUITY (DEFICIT)

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

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated events occurring subsequent to December 31, 2023, through the date these financial statements were issued, and has determined that the following events qualify as subsequent events.

Indebtedness of employees, consultants and certain other debtors.

On February 29, 2024, the Company concluded a total of seven agreements with its senior employees, consultants and third-party professionals and with one former employee that resigned in January 2024. These agreements set out the terms under which such persons would receive their past indebtedness and, with the exception of the employee that resigned, their future remuneration. Each of these agreements provides for all the indebtedness due to the respective persons to become due and payable as soon as the Company shall have either (i) achieved an annual EBITDA of $5 million per annum as indicated by reference to the Annual Report of the Company on Form 10-K/A or if no such report is filed, in accordance with the audited financial reports presented to the shareholders, or, (ii) achieved a quarterly income figure of $12 million, or, (iii) the Board of Directors of the Company shall declare the Indebtedness due. Until such time as payment is made, all Indebtedness shall incur interest at 8%. The Agreements additionally provide for the respective salaries fixed in the employment agreements to be reduced to at least ¼ of the amount of remuneration set forth in the employment or consulting agreement from March 1, 2024. Remuneration will be increased to ½ of the agreed salary either (a) on the date on which the Company shall raise more than $3 million in equity or debt finance, or (b) the date on which the Company shall receive booked revenue.

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

Notwithstanding the above, the Indebtedness shall become due on February 28, 2029.

These agreements shall only enter into force on the first date following February 29, 2024 on which the total debt of the Company outstanding to any listed shareholders of NCX who are not employees of NCX has been either converted to shares of common stock of NCX, or paid in full, or forgiven; if this suspensive condition is not realized on or before May 30, 2025, the agreements all become void.

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

During the first 3 quarters of 2024, the Company issued a total of 20 Series “F” convertible promissory notes with aggregate amount of $1,585,004.

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

Interference in the Company’s operations by a creditor of a shareholder of one of the Company’s shareholders

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

This decree was issued, even though neither the privately held company, shareholder in the Company with the same name of ‘NEXT-ChemX Corporation’ but chartered in Texas, nor the Company itself was ever involved in the underlying lawsuit giving rise to said decree. The order arose from litigation in Sparkie Properties L.L.C. v. NextMetals Limited and Benton Wilcoxon, CV 58242, in the District Court of Midland County, Texas, 238thJudicial District. The shares of the Company owned by the privately held Texas corporation, were alleged, erroneously, to belong to NextMetals Limited, a defendant in the litigation, rather than the actual equity owner of the shares, to wit, the aforementioned closely held private company.

In fact, NextMetals Limited, a Gibraltar corporation defendant in the litigation owns shares in the closely held private company that itself owns shares in the Company. Irrespective of that fact, Judge Leonard’s erroneous order mandated the seizure and transfer of the private company’s assets, including the shares the private company held in the Company, rather than the stock in the private company itself, which shares the same name as the Company, a Nevada public corporation.

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

In reality, the private company, the major shareholder of the Company is owned by several individuals that were instrumental in the sale of the iTDE Technology to the Company. The actions of Sparkie were calculated to deprive those innocent third parties of the ownership of their interests. Management considers this not only to be a violation of the fundamental rights of individuals working to finalize the technology and to make the Company successful, but also a direct attempt to use the Texas courts erroneous decisions to launch a hostile takeover bid on the Company without due process, circumventing the usual protections afforded by the SEC.

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

Although Empire no longer represented the Company, Empire promptly advised Sparkie Properties that it had cancelled the shares owned by NEXT-ChemX Corporation, the closely held private corporation and issued 15,866,096 common shares in the public company divided into two share certificates to NEXT-ChemX Corporation, a Texas corporation, Glenn A. Little, as Director and Receiver. This action, taken when Empire was no longer the transfer agent acting on behalf of the Company is not therefore recognized by the Company and has not been entered into the Shareholders’ register currently held by the Company. On October 15, 2024, the Company received a statement of account alleging that the Company owes Empire money for its activities undertaken after termination of its services in respect of the handling of its shares. The Company intends to dispute such account and bring a complaint against Empire.

The aforementioned Turnover Order is not even a final order. It is the intention of Management to take action against Sparkie and its Director for disruption of its business, tortuous interference. To this end, the Company has retained counsel in Nevada and will commence litigation against those responsible during the first quarter of 2025. The Company’s Nevada counsel intends to file a complaint in the U.S. District Court for Nevada (Las Vegas Division) seeking damages and an immediate recission of the Turnover Order, alleging tortious interference with the right to contract, an unlawful taking of property without compensation, and material violations of various federal and state securities laws.

Other subsequent Events.

Mr. Majendie resigned as an officer and employee of the Company in January 2024, however he has agreed to continue as a consultant to provide support in matters which were his responsibility while an employee.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 3, 2024, the Board of Directors of the Company made the decision to terminate the services of its then auditor having been informed that the auditor had been denied the privilege of appearing or practicing before the SEC as an accountant and therefore no longer had the qualification to audit the Company’s financial statements. The termination was the direct result of the decision by the SEC and not the subject of any disagreement of any kind.

On May 15, 2024, the Company appointed new auditors: Fruci & Associates II, PLLC, Chartered Accountants whose offices are at 802 N. Washington St., Spokane, WA 99201, USA. The Company does not have any disagreement with its with present auditors.

ITEM 9A. CONTROLS AND PROCEDURES

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

As of December 31, 2023 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO-2013”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be material weaknesses.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of December 31, 2023, by: (i) each current director, each nominee for director and executive officer of the Company; (ii) all directors and executive officers as a group; and (iii) each shareholder who owns more than five percent of the outstanding shares of the Company’s Common Stock. Except as otherwise indicated, the Company believes each of the persons listed below possesses sole voting and investment power with respect to the shares indicated.

Name and Address	Number of shares	Percentage Owned (1)(2)
NEXT-ChemX Corporation,
1111 W 12th Street #113, Austin TX 78703	23,844,448	83.527%
Ann Mollicone 1500 Vine Street, Somerset MA 02726	1,873,570	6.563%
Arastou Mahjoory 130 Randall Avenue, Somerset MA 02726	1,761,494	6.171%

(1)	This table is based upon 28,546,834 shares issued and outstanding as of December 31, 2023.

(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the shares. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options or warrants but are not deemed outstanding for computing the percentage of any other person.

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

As of December 31, 2023 directors, officers and employees, including full time consultants, were owed a total of $1,831,165 for salaries, remuneration and expenses. Of this $1,217,355 is owed to four senior officers and employees (including consultants) benefiting from the change in control provision that would see their salaries multiplied by 3 1/3 time if the outstanding were not paid prior to the change of control.

Director Independence

As of December 31, 2023 Benton Wilcoxon and J. Michael Johnson were the sole directors of the Company. They are not considered “independent” in accordance with rule 4200(a)(15) of the NASDAQ Marketplace Rules. We are not currently traded on NASDAQ and are therefore not required to comply with the NASDAQ Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by our auditors, Fruci & Associates II PLLC for the years ended December 31, 2023, and December 31, 2022 were $0 and $0, respectively, for professional services rendered in connection with the audits of our annual financial statements and the reviews of our quarterly financial statements.

AUDIT-RELATED FEES

During the last two fiscal years, no fees were billed or incurred for assurance or related services by either of our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

$0 was paid to a tax consultant in 2023 for the preparation of the 2022 tax filings.

ALL OTHER FEES

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors’ responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of Directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal years ended December 31, 2023, and December 31, 2022 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption “All Other Fees”, which are currently none, is compatible with maintaining the auditor’s independence.

The board approved all fees described above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

The following documents are filed as part of this 10-K/A:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K/A:

●	NEXT-ChemX Corporation Statements of Operations for the years ended December 31, 2023 and 2022

●	NEXT-ChemX Corporation Stockholders’ Deficit for the period from December 31, 2023 to December 31, 2022

●	NEXT-ChemX Corporation Statements of Cash Flows for the years ended December 31, 2023 and 2022

●	NEXT-ChemX Corporation Notes to Consolidated Financial Statements

2. FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3. EXHIBITS

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit No.	Identification of Exhibit

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Inline XBRL Document Set for the financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K/A.

104	Inline XBRL for the cover page of this Annual Report on Form 10-K/A, included in the Exhibit 101 Inline XBRL Document Set.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXT-ChemX Corporation
(Registrant)

By	/s/ Benton H Wilcoxon
Benton H Wilcoxon
Chief Executive Officer

Date	April 28, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By	/s/ John Michael Johnson
John Michael Johnson
President, Chief Financial Officer

Date	April 28, 2025

