Form 10-K
period 2024-12-31
NEXT-ChemX Corporation.
filed 2025-04-30
CIK 1657045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2024

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter (March 31, 2025): $20,885,887.

State the number of shares outstanding of the registrant’s $0.001 par value common stock as of the close of business on the latest practicable date (April 29, 2025): 28,546,834

Documents incorporated by reference: None.

Important Notice: Deficient Report

The financial statements that form part of the present 2024 Annual Report on Form 10-K for the period covering fiscal year 2024 (the “2024 10-K” or the “Report”) have not been audited by our registered public accounting firm. THIS FILING MUST THEREFORE BE CONSIDERED AS SUBSTANTIALLY DEFICIENT.

On May 3, 2024, the Company was made aware that its former auditor had been denied the privilege of appearing or practicing before the Securities and Exchange Commission (the “SEC”) as an accountant. The Company has appointed a new registered public accounting firm: Fruci & Associates II PLLC, Certified Public Accountants based in Spokane, Washington (“Fruci & Associates”) to replace its disbarred auditor. However, due to a vastly increased workload, as well as the necessity of reauditing the Company’s 2023 Annual Report and the reviewing of its quarterly reporting, Fruci & Associates has been unable to complete the review of this Report.

On April 28, 2025, the Company filed its revised and reaudited Annual Report on Form 10-K/A for the period covering fiscal year 2023 (“2023 10-K/A”). Shareholders are encouraged to read this unaudited Report together with the 2023 10-K/A.

The Company continues to work with Fruci & Associates to carry out the reviews of the quarterly reports for the first, second and third quarters of 2024 as well as the auditing of this present Report.

In addition to being unaudited, this Report is also late in filing. The Company completed the drafting of its reporting in good time to file, prior to the extended filing deadline, however, the Company decided to make substantial changes to its 2023 reporting that resulted in the filing of its 2023 10-K/A too close the filing deadline for this Report, including changes to the presentation of its financial statements and the reclassification of certain assets. Such changes were made as a priority to the 2023 10-K /A as a priority, but could not be properly be made to the present Report in a timely fashion to meet the filing deadline. This has resulted in the late filing of the present, unaudited Report.

THIS REPORT IS THEREFORE NOT ONLY SUBSTANTIALLY DEFICIENT BECAUSE IT IS UNAUDITED BUT ALSO BECAUSE IT IS LATE IN FILING.

The Company considers the present deficiencies in its reporting to be due to circumstances beyond the control of the Company.

It is hoped that no further substantive changes will be required to this Report, however, since our Auditors have yet to conduct their audit, this cannot be asserted. A new filing will be required once the financial statements have been audited.

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

On April 26, 2021, the Company underwent a change of control in which the previous majority shareholder of the Company, sold 8,618,000 shares of common stock of the Company to Arastou Mahjoory and Kenneth Mollicone, each an accredited investor, in equal parts with one additional share held by Mr. Mollicone.

On April 27, 2021, the Company entered into that certain Asset Purchase Agreement (the “Asset Purchase Agreement”) with a Texas private company, NEXT-ChemX Corporation (“NEXT-ChemX (Private)”), pursuant to which the Company acquired the certain intellectual property assets of NEXT-ChemX (Private), specifically certain patents and patent applications, in exchange for the issuance of an aggregate of 23,844,448 shares of common stock of the Company (the “APA Issuance”). As a result of this acquisition of assets, the business of the Company was changed to the commercialization of the certain novel innovative Ion-Targeting Continuous-Flow Direct Extraction Technology (“iTDE Technology”). Since the iTDE Technology is to be embodied in a chemical extraction system that will continuously process and extract targeted chemicals, the current business is now, following the reorganization, best defined under SIC Code: 3559 - Chemical Machinery and Equipment.

Following the acquisition and the APA Issuance, Messrs. Mahjoory and Mollicone acquired an additional 322,989 shares of common stock from several minority shareholders and agreed to cancel an aggregate of 5,418,000 of their shares of common stock of the Company.

As part of the reorganization of the business of the Company, the Company’s Board of Directors and management were also changed, with all previous directors and officers resigning and being replaced with two Directors nominated by NEXT-ChemX (Private). In addition, the Company’s plans, organization, focus and long-term strategy were redefined. As a result, the projections, prospects and expectations contained in the Company’s reporting documents issued since April 27, 2021 outline a very different future, having been radically reassessed.

In order that the change of the business of the Company from business consulting to the design and manufacture of chemical extraction equipment be clearly underlined, and to better reflect to the markets the actual business of the Company, the Company’s Board of Directors decided to change its name, adopting the name of its new principal shareholder, NEXT-ChemX (Private) that had supplied the iTDE Technology in exchange for the APA Issuance. The Board of Directors considered that the name ‘NEXT-ChemX’ better defines the Company’s new business of Chemical extraction equipment manufacture, signals the novel approach of the iTDE Technology and distances the Company from its original business consulting roots. On June 16, 2021, the Company’s Board of Directors approved the change of name from “AllyMe Group Inc.” to “NEXT-ChemX Corporation”. Approval for this was granted by FINRA on July 22, 2021. The Company began trading under the new trading symbol “CHMX” on July 30, 2021.

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

Overview of the Business

The principal product of the business is an integrated system for extracting ionic materials from solutions.

While there are a number of systems that can be used to extract and separate materials, there is considerable difficulty in operating a continuous process to extract very low concentrations of ions while remaining less harmful to the environmental and low cost. Moreover, most systems have difficulty in extracting ions present in low concentrations and are unable to extract a meaningful percentage of the targeted ion, necessarily leaving some of the desired ions behind. Many systems often are unable to remove only one targeted ion. At the heart of the Company’s system is a radically innovative technology: “iTDE”. Our iTDE Technology can remove many specifically targeted ions in a manner that leaves them with high purity and concentrates said ions extracted from input liquids with low concentrations of said ion.

While the iTDE technology is the heart of the system, the final product uses a combination of extraction techniques, beginning with a standard filtration system to remove solid contaminants from the input liquid feedstock. Certain other elements may be removed using a more economical process to separate specific ions that are present in larger concentrations, before finally introducing the iTDE Technology to complete the extraction of the targeted ions present in much smaller concentrations. The combination of different processes is used to reduce costs and to improve reliability and extraction rates.

For each specific liquid feedstock, we design and test an extraction system to perform for a specific customer’s feedstock. We are now completing a pilot plant system which is composed of a combination of processes, all of which contribute to the direct extraction process. This Complex Processing ion-Targeting Direct Extraction System (“CPiTDE System”) is now being finalized in a manner that will improve its efficiency and reduce costs. The result will allow our Company to assess system extraction performance and to evaluate a potential customer’s actual liquid feedstock to confirm our commercial potential. CPiTDE is designed to remove specific targeted elements in a continuous process from liquid solutions, such as brines, leach liquors, oils, or contaminated water.

iTDE Technology: a disruptive advance in sustainable ion extraction techniques

At the heart of our extraction process is the iTDE Technology, the essential intellectual property component of the CPiTDE System and the principal asset of the business (“iTDE System Component”). It enables the design of a versatile ion extraction system using a cascade of different processes implemented to increase efficiency and reduce costs. Following the initial processing of a liquid feedstock, the iTDE System Component operates at the final stage to extract specifically targeting ions existing in smaller quantities.

Based on a unique observation of biological processes occurring in living organisms, our iTDE Technology operates by passing the liquid containing the desired ions through a circuit of very-high surface-area hollow fiber membranes. The targeted ions are attracted across said membranes without high pressure, temperature, or electrolysis. From this flow, targeted ions are attracted across the membrane to accumulate in a process called “ion-harvesting”. The iTDE System Component, which mimics the chemistry of biological processes, operates at standard temperature and pressure.

Nature has evolved very efficient processes to extract ions from solutions and much of higher life biology is based on these principles. By mimicking this, our iTDE System Component is effective and efficient without using high pressures or elevated temperatures. This radical new commercial approach to extraction technique harnesses principles as old as nature herself. The iTDE Technology has now proven its ability to extract a large array of different ions present in low concentrations in liquid solutions as one could expect from studying natural processes.

Due to its operational methodology, the CPiTDE System extracts continuously, without the need for a first evaporation stage, targeting ions directly from the fluid flow. The overall system generally avoids the need for electrolysis, absorption, or reverse osmosis processes. As a result, it is projected to use less energy in comparison to currently deployed market alternatives and can be adapted to extract a range of valuable materials from brines, leach liquors, oils, and contaminated water. The CPiTDE System should not leave a difficult contaminated residue that may be difficult to deal with environmentally. The result is that the system should generate less damaging waste than alternatives and is usefully deployed in areas where water resources are precious.

The CPiTDE System is expected to be introduced as a modular system, completely scalable (essentially by adding more modules), making it both economical and flexible. Land usage is dedicated only to the system installation with its plant, necessary storage tanks and collection facilities. Once the modules are deployed there should be little if any lasting damage to the environment from system operations.

The Company plans to deliver the initial CPiTDE systems to market in units based on the geometry of a 40’ sized container, configured as part of a larger system. The Company is unaware of any similar process and believes its planned CPiTDE System to be unique in its advantages for certain ion extractions.

The Commercialization Process

In general, the process of commercialization of any physically embodied novel technology from its theoretical proposal to its successful commercialization follows a broadly similar course. This can be described as follows:

●	Initial Phase: the technology must be demonstrated as novel and viable: it must be proven to work in a laboratory benchtop setting. At the end of this process, the technology is proven, but it is not yet necessarily commercially viable;

●	Pilot Testing Phase: once proven, the process of defining limitations, process performance for specific applications and potential scale up begins, usually with some form of controlled pilot system using specific liquid inputs determined from interested potential companies that require certain ion extractions. These are developed to ensure that the system can operate under larger throughput conditions and are necessary to define and measure the operational capabilities of the technology. At this stage information is gathered to document process variations and the effects of adjustments and modifications, as well as testing other designated materials and operational parameters;

○	Concurrently with the initial pilot system testing, the process control systems should be designed and evaluated to ensure quality control and reliability. At this stage quality measurement points and process control systems are mapped and defined and/or developed. With the CPiTDE System, it is important to define the process kinetics in depth to identify variables in the definition of process controls and modifiers for specific customer supplied liquid materials;

○	Operational data from the initial controlled pilot system is used to create working economic models that define costs and predict commercial operating performance as well as projected capital costs. This forms the basis of product and system definition that can be used to finalize a proposed commercial viability analysis as well as marketing documentation;

○	At this stage practical testing can be done preferably with potential customer inputs of materials, conditions, and requirements. This then opens the first marketing efforts.

●	Operational Pilot Deployment Phase: From the controlled pilot system, the next phase is to move to the construction of a commercial pilot plant. This incorporates and makes use of all the system definitions and improvements resulting from the controlled pilot system to create a robust commercially deployable system that can operate in the field for a specific liquid input. With the Company’s technology, a commercial pilot plant necessarily requires a specific liquid feedstock input which has been defined, and contracted, where significant quantities of samples have been received and confirmed at a laboratory level. This would be a ‘prototype’ of the final product. The prototype system should include process controls necessary to monitor the operation of the system in full deployment. At this stage, the system is often deployed with a partner willing to allow the operation with their existing plant under a development agreement;

○	Measuring plant operation against real-world considerations is vital to the implementation of operating efficiency and to calibrating the reliability of the system. Parameters are adjusted to compensate for deployed operational conditions or to accommodate deployment and operational issues;

○	Commercial data is collected to finalize the commercialization model;

○	Operational manuals are designed and produced, and issues of product liability are resolved eventually with input from insurance organizations and environmental groups;

○	Product certifications are sought where applicable; and

○	Marketing materials are finalized.

●	Initial Commercial Deployment Phase: Initial commercial deployment focuses on the construction and scale up of production facilities organized and documented, suitable to meet commercial demand. The introduction of the products and systems are carefully controlled and priced to enable a reasonable ramp up of production, while discouraging copies and patent litigation;

○	Options for specially designed systems and an expansion of the defined field of usage are considered and explored;

○	Financing options to assist with sales are also explored at this stage;

●	Full Commercialization: The final phase is the Full Commercialization Deployment supported by finance and production as well as a clear marketing plan.

These five technology commercialization stages outlined above are broadly generic but do also apply specifically to the Company’s business.

While at present the Company has no revenues and therefore requires investment to follow the process of working towards Full Commercial Deployment of the CPiTDE System, the Company has been slowly advancing towards its business goals, and following the technology commercialization plan outlined above. The current principal goal is deployment of a viable product that embodies the iTDE Technology in the newly conceived CPiTDE System intended for potential customers. During fiscal 2024, the Company made considerable progress in the design of the System. Considering the above outlined technology commercialization process, Management considers that the Company is now well advanced in the pilot technology testing phase and hopes to move towards commercial Pilot in 2025 using specific feedstock samples. Subsequently continuing with the deployment of the CPiTDE System in conjunction with one or more Partners within fiscal 2026.

The Company’s progress towards Market Readiness

It is always difficult to identify exactly where any technology is along the path to its commercialization and how soon it will be ready for commercial deployment. Throughout fiscal year 2024, the focus has been not only on the design and construction of a controlled pilot system consistent with the needs of the pilot testing phase but also looking at the development of specific components for the system and consideration of supply and production issues. The Company no longer conducts significant development work in the US, having moved its focus in 2023 to India where the Company runs several programs under its local research director. Most of the development has centered around the consideration of specific engineering issues in relation to iTDE Technology, but the Company has also begun looking at combining different extraction techniques with a view to improving efficiency and lowering operational costs. Primarily using consultants and contractors, the work has progressed well. At present, the best estimate for completion of the controlled pilot CPiTDE System that it will be operational by the third quarter of 2025.

The principal focus of the commercialization effort remains the extraction of Lithium and metal ions from brines and geothermal sources as well as liquors from leached mined ores.

In the design of our lithium extraction process, we have developed a system for the extraction of the many valuable naturally occurring additional ions present in lithium-containing solutions. We believe that this approach, isolating a variety of different elements during extraction, will yield potential additional revenues or improve the environment by reducing or eliminating ions that must be removed first before extracting the desired ion. The resulting process should generate a more cost-effective lithium extraction by enabling the sale of other valuable materials, with minimal disruption to the environment.

In recent years there has developed considerable concern regarding the environmental effects of commercially deployed methods of lithium extraction, in particular the South American region known as the “Lithium Triangle”, where scarce water resources are lost to evaporation, and toxic concentrations in evaporation ponds have a profound impact on the environment, particularly the fauna. By using the CPiTDE System, we believe that most of the brine water resources can be either be returned to the underground brine reserves from which they were drawn so that the long-term disruptive footprint of the process will be minimal, or potentially used in human activities such as farming or social development needs.

On October 24, 2024, the Company awarded a Research Grant (“October Research Grant”) to the Department of Chemical Engineering of the ‘BITS Pilani K K Birla Goa Campus’, an Indian Campus of Birla Institute of Technology and Sciences, based in South Goa, India (“BITS”) for the “Development of Next-Generation Energy Technologies”. The work to be conducted by BITS includes development of new membranes and manufacturing equipment for the same, as well as other environmental technologies and certain specific software. Under the terms of the grant, a total of $339,657 is pledged for the work with the bulk payable between the last Quarter of fiscal 2024 and the second quarter of 2027. The first payment of $41,754 was transferred in December 2024.

On December 7, 2024, the Company signed a ‘Sponsored Research Agreement” with BITS setting out the cooperation between BITS and the Company in relation to work to be carried out under the October Research Grant.

Long Term Prospects and Market Potential.

The iTDE Technology has a wide field of potential future applications. In addition to lithium extraction, the system can; extract fatty acids from vegetable oils to create a superior refining process that does not produce certain toxic waste generated by the currently deployed process; extract radioactive ions from nuclear waste waters; extract specific metal ions from mining leach solutions and waste effluents; in recycling; and could remove ions from seawater for desalination, among other things. The potential of these applications has not been fully explored by the Company although some work was commenced before suspension in early 2022 to focus on lithium. The Company has adopted the following prioritization of its product development strategy for the iTDE Technology incorporating the following order of priority (all dates are estimates):

●	Current: Lithium Extraction from Natural Brines, Geothermal Wells & Mine Leach Solutions;

●	Commencing 3rd Quarter 2025: Extraction of certain other high value minerals;

●	Commencing 2026: Low pressure Water Purification and Desalination;

●	Commencing mid 2027: Vegetable oil refining by direct extraction of deleterious Fatty Acids;

●	Late 2027: Direct Extraction of Radioactive Ions from Nuclear wastewater.

Extraction of Other High Value Minerals.

During 2024, the Company began negotiations with a group based in the United Kingdom regarding lithium extraction. During negotiations, however, the deposit was deemed less as a potential Lithium deposit but rather interesting for the extraction of other valuable metal ions. Without reducing focus on its lithium targets, the Company began planning early deployment of a system that would enable economical extraction of these valuable elements.

Low Pressure Water Purification and Desalination.

Following the move by the Company of much of its development work to India the local staff have stressed the importance and benefit of water purification. As a result, the Company is re-evaluating its prioritization of this potential for the technology.

Vegetable Oil Refining.

During the last 4 months of 2021, initial feasibility testing was conducted on the removal of fatty acids from vegetable oils. This included the removal of various glycerides present in biodiesels which are usually difficult to remove. The testing showed initial promise. The Company anticipates that its solution will be significantly less environmentally unfriendly and more efficient than current methods and expects the CPiTDE System to reduce production costs. Much of this work was conducted in Ukraine and the program was suspended at the beginning of 2022 due to the invasion of Ukraine by Russian forces.

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

Creation of the Partnership Company with Clontarf Energy plc

On February 21 2024, the Company formed the certain partnership company as a Nevada LLC as required in accordance with the Partnership Agreement signed March 27, 2023, between the Company and the UK AIM listed company Clontarf Energy plc (“Clontarf”). The new LLC is the 50:50 joint venture between the Company and Clontarf that will be the vehicle for the proposed deployment of the Company’s iTDE Technology in Bolivia.

On March 4 2024, Clontarf submitted the qualification materials for the partnership to the “Pública Nacional Estratégica Yacimientos de Litio Bolivianos” (the ‘National Strategic Public Company of Bolivian Lithium Deposits’ or “YLB”) in relation to the Call for Bids (“convocatoria”) for the seven priority salares (salt pans) in Southern Bolivia. Under the Partnership Agreement it is Clontarf’s responsibility to submit such bids on behalf of the partnership LLC.

On May 14, 2024, the YLB confirmed Clontarf in the partnership with the Company as one of the twenty-one approved companies moving into phase three of the ‘convocatoria’ process, which consists of five phases. While phase two focused extensively on evaluating state-of-the-art lithium extraction technologies, particularly emerging direct lithium extraction methods, phase three will involve assessing the financial capacity of the partnership with Clontarf. In this respect, Clontarf, responding to a recommendation of the European Commission, announced it had expanded its ‘Team Europe’ partnership to include financing and offtake partners representing key OEM manufacturers in the German Mittelstand.

Following Phase 3, the remaining two planned phases of the ‘convocatoria’ process are: Phase 4, wherein a detailed assessment will be carried out by YLB of extraction technology maturity and financial capacity; and finally, in Phase 5 the negotiation and signing of contracts will take place, for an initial exploitation phase. There remains a certain amount of uncertainty as the 2017 Bolivian Lithium Law is expected to be revised shortly.

The ‘convocatoria’ process will classify bids into ‘streams’ or categories dependent on readiness. Stream 1 comprises bids with existing operating direct lithium extraction (“DLE”) plants. Three 3 Chinese companies, and one Italian water purification company qualify for this category. The Company believes its CPiTDE system will fall into this category, as a stream 2 technology. This encompasses plants ready for production testing in 2025. Streams 3 and 4 comprise immature DLE technology or that still are under development and laboratory-stage processes, respectively.

The Company expects to complete testing on actual brine samples from more than one of the brine sites in Bolivia using the CPiTDE Pilot System during fiscal year 2025.

Human Resources

Essential to the success of the commercialization process is the hiring and retention of a successful management and operations team. The core team remains small but dedicated. Throughout 2024, lack of funding has remained a problem for expansion, however, the use of consultants and contractors in India has enabled the Company to pursue its engineering goals on limited resources. It is anticipated that, following completion of the pilot plant currently under construction, the Company will be required to recommence building its team of full-time engineers and researchers. It is expected that much of this expansion and the opening of Offices will initially be focused on expanding the Indian operations. The current team of consultants in India managing the controlled pilot system design and construction may be brought on full time.

Employees

As of December 31, 2024, the Company had five full time employees working in four different countries and several critical consultants working part time. In January 2024, one senior employee, Mr. Majendie, resigned as the Corporate Secretary and as an employee of the Company, however, he has agreed to continue as a consultant to provide support in matters which were his responsibility while an employee, to enable the Company to continue to use his expertise when required. Staff level is expected to increase significantly in the fiscal year 2025 as staff currently working on a contractual basis convert to full time employment.

Workplace Practices and Policies – Inclusion and Diversity

The Company is a small corporation with a small budget with a difficult path to the commercialization of an innovative technology that requires tight control of recourses and a clear focus on the achievement of goals. For this reason, necessarily, the Company favors the hiring of expert personnel to fill the small number of roles that require a particular and definite expertise. In respect of this, the Company is single-minded, however, the Company is an equal opportunity employer and seeks a diverse corporate culture that can only be achieved by a commitment to inclusion and diversity among employees at all levels. In addition, the Company is committed to providing a workplace free of harassment, prejudice, or discrimination. The Company will work to ensure representation of its employees at every level, fostering an inclusive culture, supporting equitable pay and access to opportunity for all employees.

The Company remains committed to its vision to build and sustain a more inclusive workforce that is representative of the communities it serves. At the present time, although small, the Company retains employees and consultants of five different nationalities resident on three different continents with a majority outside the US.

Compensation and Benefits

The Company believes that compensation should be competitive and equitable and should enable employees to share in the Company’s success. The Company recognizes its people are most likely to thrive when they have the resources to meet their needs and the time and support to succeed in their professional and personal lives. At present the Company has accumulated a significant debt towards its senior employees at the Director, Officer and Vice President level for salaries unpaid as well as to key consultants. This deferral of payment, agreed with the relevant staff, was done in an effort to build the business in the face of the lack of finances.

Notwithstanding the need to remunerate its employees properly, in view of the financial circumstances of the Company, on February 29, 2024, seven senior employees and consultants of the Company who were owed a total of $2.38 million on that date, agreed to defer payment by the Company of outstanding amounts owing to them on certain modified terms (“Debt Extension Agreements”). The Debt Extension Agreements replaced previously signed agreements relating to debt deferral and remuneration and were signed to cover all debts owing from time to time to the seven employees and consultants of the Company that were : (i) legitimately incurred unpaid contractual remuneration (ii) existing debts agreed and already deferred; (iii) advances made by the employee or consultant to the Company that are recorded on the books of the Company; (iv) any portion of employee’s or consultant’s agreed future remuneration that will not be paid in a timely fashion being accumulated as a debt in accordance with the terms of the Debt Extension Agreement.

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

The indebtedness of the Company to the signatories of the Debt Extension Agreements shall be accelerated and become immediately due and payable in the event that the Company shall fail: (i) (a) to achieve an annual EBITDA of $5 million per annum, or, (b) to achieve a quarterly income figure of $12 million, or, (c) to declare the Indebtedness due, on or before February 28, 2027; or (ii) to pay the monthly remuneration agreed in the Agreement within 11 days of the month end in which the remuneration was incurred.

Notwithstanding the above, the Indebtedness shall become due on the fifth anniversary of the Debt Extension Agreements execution, being March 1, 2029.

By signature of an addendum with each of the signatories of the Debt Extension Agreements on July 1, 2024, the said agreements shall only enter into force on the first date following May 30, 2025 on which the total debt of the Company outstanding to any listed shareholders of NCX who are not employees of NCX has been either converted to shares of common stock of NCX, or paid in full, or forgiven; if this suspensive condition is not realized on or before May 30, 2025, each of the Debt Extension Agreements shall become void and cease to have effect.

As at December 31, 2024 none of these Debt Extension Agreements had entered into force, however the Company was abiding by the terms of the said agreements.

During fiscal year 2025, the Company anticipates granting its employees around the world a wide variety of benefits in compensation for their support. In addition, to benefit the intellectual and technological base of the business of the Company, we anticipate investing in tools and resources that are designed to support employees’ individual growth and development.

Employee Engagement

The Company believes that open and honest communication among team members, managers and leaders helps create an open, collaborative work environment where everyone can contribute, grow, and succeed. Team members are encouraged to come to their managers with questions, feedback or concerns, and the Company conducts surveys that gauge employee sentiment in areas like career development, manager performance and inclusivity.

Health and Safety

The Company is committed to protecting its team members everywhere it operates. The Company identifies potential workplace and country risks to develop measures to mitigate possible hazards. As a result of the recent conflict in Ukraine, the Company immediately relocated its employees who were residing there into Europe and is maintaining such residences until such employees can relocate back to Ukraine. The Company supports all employees with general safety and security training as well as offering regular advice.

Operating Offices

The Company currently owns no real estate.

During fiscal year 2024, the Company’s employees were working from home in various jurisdictions.

Management currently has no plans to open offices in the United States. The Company currently operates from virtual offices located in Nevada and has no representations or offices in any other State. The location of controlled pilot plant will initially be in India with sample brines being processed there. The production plant location remains undecided.

Intellectual Property Protection

The Company is pursuing an intellectual property protection strategy to protect its core technology in several important countries. The Company continues to work with the Navitas Intellectual Property Group LLC of Denver, Colorado for its international intellectual property requirements. This group is headed by Michael D. McIntosh and David F. Dockery, both highly specialized chemical processing and material science patent attorneys. Navitas works with the Company’s management to identify regions of the world to pursue desired protection. In 2021 the Company filed for patent protection for novel aspects of its ion recovery developments, including lithium recovery. These applications remain pending in the United States, Argentina, Bolivia, Chile and the Democratic Republic of the Congo (DRC). An additional patent application is pending in the United States dealing with biodiesel purification. The Company is also focusing on novel membrane characteristics, production and uses.

Initial Target Markets and Planned Distribution Strategies

During fiscal year 2024, the Company continued to focus on the market for the extraction of Lithium with particular emphasis on the Bolivian market. The signature of the Partnership Agreement to enter the Bolivian market is a key part of this strategy.

The Company plans to deploy its CPiTDE System units with customers that have the necessary facilities to accommodate such units. The anticipated way the Company plans to deploy its CPiTDE Systems is under a tolling arrangement whereby the tolling fee will cover the ongoing costs for maintenance of the extraction process and upside for the Company. During the life of the lithium source, the Company will maintain and monitor the equipment ensuring any recalibrations and additions to the equipment are made to maintain efficiency and extractive power. This is critical as the nature and composition of any particular brine may change over time, even from the same deposit, and this can potentially affect the extraction process requiring adjustments to configuration where necessary.

The Company plans to control the production, delivery, maintenance, and operation of the CPiTDE System units directly, but plans to establish an engineering subsidiary (“NCX International”) that will work with partners to construct processing plants that would incorporate CPiTDE System processing units. NCX International may additionally negotiate ventures and participate in the development of projects as required.

Competition

There are several Direct Lithium Extraction (DLE) technologies under development and being proposed and often associated with lithium brine mining companies. The primary reason for this focus is the increasing environmental concerns present in the traditional evaporation ponds being used today. The other reason is that new potential lithium brine deposits with very low concentration of lithium ions in North America and elsewhere, do not have suitable locations for feasible traditional extraction operations.

Technological landscape.

The primary DLE technological landscape can be summarized as a standalone or combination of the following technologies:

● Ion exchange resins or solvent extraction technologies: These involve selective absorption of Lithium ions using specifically designed resins in columns being loaded with Lithium and then unloaded using certain reagents. Also liquid ion exchange solvents can separate the Lithium ions in stirred mixer/settler tanks. Once Lithium has been exchanged these are flushed using a batch process with acids to recover the absorbed Lithium.

● Absorption chemical technologies: Where certain chemical absorbents are used to absorb the Lithium ions, Ion exchange resins or solvent extraction technologies: These involve selective absorption of Lithium ions on resins (specially designed for specific ions) using columns

● Membrane based technologies: These involve Metal Organic Frameworks (MOFs) or crown ethers, which allow specific transport of ions through them.

● Combination of absorption and membrane-based technologies: These involve absorption of Lithium from brines preceded by membrane-based filtration and/or separation from other ions (typically a Reverse Osmosis process) for the Lithium ions.

These technologies have their own set of advantages as well as challenges. Resin based systems suffer from specific “ion selection” as well as being challenged by competitive ions. Membrane based technologies using sophisticated and exotic materials which have the challenge of scalability, whereas Reverse Osmosis based systems have high operating pressures and are energy intensive. Liquid extraction technologies have high chemical footprints and require manufacturing of costly chelating solvents at large scale.

Significant Competitors.

Specific companies that have published information or strategic affiliations with lithium brine mining companies are as follows:

●	Lilac Solutions – developed ion exchange resins and has made a pilot plant that is being tested by Lake Resources in Argentina with claims of success.

●	Sunresin – a Chinese company has developed ion exchange resins that they claim are deployed at a site in China. They infer that it uses other technologies in combination with resins. Recently, a few companies including Anson Resources has announced that they intent to use the technology on sites they are developing.

●	Standard Lithium – affiliated with an existing bromine producer from brines in Arkansas, has acquired an absorption on sorbents technology which it uses in combination with other technologies.

●	International Battery Metals – appears to be using an ion exchange resin process in combination with reverse osmosis.

●	Koch Technologies/Membranes – appears to be using a reverse osmosis plus a sorption process. They have recently invested in Compass Minerals in Utah which is a traditional producer of magnesium salts from salt lakes.

●	EnergyX Technologies – initially claimed to develop a Metal Organic Framework membranes, tailored to allow selective lithium transport, however recently, they are describing another combination of technologies which they are using in their tests.

Our iTDE technology is not related to any of these technologies. We believe our system is inherently more energy efficient and more environmentally friendly than all other currently known or proposed extraction systems.

Actual competition is difficult to assess when introducing radically new and possibly disruptive technology. Given the importance of the Bolivian market, the Company expects to better identify its true competition as a result of the ongoing assessments being made in the ‘convocatoria’ (see the above section on the ‘Creation of the Partnership Company with Clontarf Energy plc’ for the Bolivian market).

Future Production

Due to the novelty of the technology and the need to finalize the testing of potential customers specific liquid feedstock, the Company plans to organize production of its extraction units in two principal phases: (i) initial launch production; followed by (ii) commercial production. There are 2 primary reasons for this staged introduction: firstly it is anticipated that initial demand for deployed units will be lower, as it requires early adopters and companies not already fully committed to other extraction methods; and second, it is anticipated that the process of designing an efficient production, properly levelled and incorporating the best efficiency techniques related to the specifics of the new system production, will only be finished following the introduction of any required changes to the initial production facility.

Company Funding

During fiscal year 2024, the Company has been operating with insufficient funding that has affected its progress towards the commercialization of its technology. This lack of operating capital has resulted in the management team deferring the payment of certain management salaries and there being inadequate resources to pursue the opportunity presented by the iTDE Technology at optimal speed.

In spite of difficulties in securing financing for what Management considers an optimal level of operations, the Company received a total of $1,605,004 from two shareholders in loans and convertible debt during fiscal 2024 as well as support from employees and consultants worth $2,819,644 resulting from the deferral of payments due to them.

The fiscal year 2024 financing situation of the Company is summarized as follows:

Finance from the Series “F” Convertible Promissory Notes

During fiscal 2024, the Company issued a total of 20 Series “F” convertible promissory notes with aggregate amount of $1,585,004. This debt will mature in twenty-four months from issuance, if not converted into shares of common stock of the Company at $1.25 per share. These notes will fall due between February 19, 2026, and November 20, 2026. Each of these notes pays 10% interest per annum due at maturity.

As at fiscal year end, the Company recognized interest expense on its Series “F” convertible promissory notes of $87,878.

Finance Loan Agreements – Non-Related Party Shareholders

Certain shareholders have continued to support the Company by both rescheduling existing debt and providing additional debt funding throughout fiscal 2024. It is anticipated that the Company may continue to rely on such support until such time that the Company can generate sufficient income from operations or attain adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for this continued support.

At the commencement of fiscal 2024, the Company had a total of $925,000 in loans from two non-related party shareholders outstanding. All such loans pay interest at 10% per annum due at maturity. An aggregate total of $925,000 fell due during fiscal 2024 in accordance with the terms of such loans, one loan was converted into a convertible loan with aggregate amount of $120,000. All debt falling due in 2024 was extended.

During fiscal year 2024, the Company contracted new loans with two third-party shareholders with a total aggregate amount of $20,000, each paying 10% interest per annum at maturity. The maturity of each of these loans is for one year.

As at fiscal year end, the Company recognized interest expense on its loans of $98,822.

As at fiscal year-end 2024, the Company recognized a total interest expense on its outstanding Convertible Notes and other loans of $186,700.

Other receivables

As of December 31, 2024, the Company had the following receivables:

From certain lawyers, funds held in escrow in relation to certain funding opportunities, a total of $70,000. These funds should be returned if the Company is not funded on or before June 30, 2025.

Invested in a third-party technology and management company a total of $496,025 earning interest at 10% per annum, and the Company expects these funds to be repaid by May 30, 2025.

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

One of the biggest challenges facing the Company will be in securing adequate capital to fund its projects, including securing adequate capital to pay for operations and hiring service providers. Secondarily, a major challenge will be implementing effective sales and marketing strategies to reach the intended end customers. The Company has considered and devised its initial sales, marketing, and advertising strategy; however, the Company will need to skillfully implement this strategy in order to achieve success in its business.

Requirement to raise funding inhibited by current Debt:

The Company has contracted significant debt from the rescheduling of payments to employees and consultants as well as from financing provided by certain non-related shareholders that have funded operations through loans and convertible loans. As of December 31, 2024, the Company owed employees and consultants a total of $ 2,212,744, a further $ 606,900 to certain third-party professionals (of which $545,000 was to a single consultant) and an additional $2,430,004 to shareholders. The success of the company in maintaining the rescheduling of its debt will depend critically on the shareholder debt being converted to equity or repaid since the agreements to defer the debt of employees, professionals and consultants is dependent on this. The Company Management believes that shareholders are open to such restructuring if third party funding becomes available on the right terms. Without a restructuring of this debt, however, it is unlikely that the Company can attract investment from third parties to complete its business plan. Failing such restructuring, will necessitate complete reliance on shareholders to continue funding the Company in a timely fashion and on employees and consultants deferring payment of their debts to accommodate such funding, until significant profits are generated.

Human Capital Resources:

The area of development of the iTDE Technology and the design of the CPiTDE System is novel and highly specialized both in its process and in the construction of machinery and equipment necessary to commercialize the technology. There are a limited number of experts that can understand or work in the field. Many of these experts are not resident in the US and will require visas to commence working with the Company in the US. There is no guarantee that the Company can find adequate numbers of such personnel, attract them to work for the Company, secure their right to work in the US at the Company’s offices or retain them. During fiscal 2024, the Company has concentrated on the organization of such personnel outside the United States, however there is no guarantee that the Company can retain such personnel or integrate them properly into the organizational structure of the Company. This may present not only a loss of efficiency but potentially cause operational difficulties leading to loss of information or expertise. This may inhibit the growth of the Company. Moving through fiscal year 2025, additional personnel will be required to complete the commercialization of the CPiTDE System. Even if such personnel are more readily available, there is no guarantee that the Company will be able to secure sufficient, appropriate, necessary expertise to pursue its goals. While the Company is too young to have seen what impact the COVID-19 pandemic could have had on its business operations, it is increasingly anticipated that there will be other pandemics of a similar nature or with a similar disruptive effect. The advent of one or more of such crises and the resulting lockdowns or trade and travel restrictions may have a serious effect on the business, more so since the Company is launching its commercialization and the path to profitability must be entirely negotiated, with the creation of production facilities, organization of supply lines and distribution and securing of regular business. In the event of another pandemic or similar disruption, the Company may be worse affected than established businesses.

Environmental:

The CPiTDE System is considered by Management to be a clean technology that will be more environmentally friendly than technologies currently operating in the market. There may be certain issues with regards to the way the technology is deployed or the disposal and recycling to the final units that is not yet known that may have an adverse impact on the environment and this may conflict with or cause legislative changes that inhibit the way the Company intends to carry out its business or to sell its products. In addition, the units will use certain materials, including plastic materials, which are currently the subject of legislative efforts to reduce, eliminate or require recycled material use; it is unlikely that the company can use recycled materials or substitute certain elements of its technology with alternative materials, without incurring considerable expense and time and this may have an adverse effect on the business.

Cybersecurity:

There is a general increase in cybersecurity incidents and data misuse, exacerbated by the political situation of Russia and the geopolitical strategy and attitude of Russia and China as well as an increase in purely criminal behavior and activist disruption. This is augmented by the actions online of an increasingly disassociated, disillusioned but technologically savvy society that seeks disruption for its own sake. As a Company with new technology, the Company may be a significant target of attack by competitors, foreign governments and other interested and malicious parties. As the knowledge of the potential impact of Company’s iTDE Technology becomes more widely known there is a significant risk of an attempt to gain access to the Company’s confidential information that could potentially result in a loss of markets and control on the commercialization process. Such a loss might potentially cripple the Company’s ability to continue its business in the way it plans.

Material Sources and Supply Chain Disruptions:

At present the Company is still finalizing the development of its CPiTDE System and while it is difficult to assess the final supply chain and material resourcing, the inability to source materials or to manufacture components may force the Company to design its system regarding supply chain issues rather than full optimization. Once supply chains are established wars, embargoes, pandemics, and natural disasters may have an adverse effect on the ability of the Company to produce in adequate quantities due to disruption.

Regulatory Issues:

The different potential areas of application for the iTDE Technology are diverse. Some fields of application have a more controlling regulatory environment than others. Lithium extraction is becoming more controlled in countries where it is mined due, among other factors, to the enormous disruption of water resources and environmental hazard. Changes to regulations may make the introduction of a new technology more difficult by creating additional barriers. The same applies in the field of the refining of oils for human consumption. The heavy regulatory environment may delay the introduction of the CPiTDE System. Changes and potential changes in laws, regulations, policies, and political leadership may result in increased difficulties in bringing the iTDE Technology to market.

Possible future Pandemic; COVID-19.

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China, and has since spread to several other countries. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. Several countries around the world, including the United States, took steps to restrict travel. These actions led to a restriction on the flow of labor and products as well as impeding the travel of personnel. This virus is mutating, and the effect of such mutation may cause further outbreaks that may impact our ability to conduct normal business operations, which could adversely affect the commercialization of the System and affect our projected future results of operations and liquidity. Disruptions to our business operations, or to our vendors’ or customers’ business operations, could include disruptions from the closure of facilities or the ability to travel. If a critical number of our employees or consultants become too ill to work, or we are not able to access sufficient human resources due to enforced office closures, our ability to conduct our business could be materially adversely affected in a rapid manner. Similarly, if our customers experience adverse business consequences due to COVID-19, or any other pandemic, demand for our services could also materially affect our business. Global health concerns, such as COVID-19, could also result in social, economic and labor instability in the countries and localities in which we or our vendors and customers operate. Any of these uncertainties could have a material adverse effect on our business, financial condition, or results of operations. The World Health Organization and other experts in the field have signaled the likelihood of similar pandemics affecting the world in the future. They may lead to disruption similar to, worse or less damaging than the COVID pandemic. If such pandemics were to occur the business of the Company may be seriously disrupted.

Operations in India

The Company’s increased focus on India as a location for its operations brings with it a number of risks associated with the Indian business environment and its geopolitical situation. It will be necessary for the Company to enter into agreements and partnerships with local companies both as relates to the design and construction of its pilot plants as well as for development work. Indian companies in general have high levels of corporate debt and non-performing loans (NPLs). There also can be a significant lack of adequate infrastructure to support operations. Widespread poverty, inequality and informality make operations challenging and require the company to adapt to different business practices and present unique security challenges that must be overcome. There is no guarantee that the Company will adapt in a timely fashion to prevent damage to its business or reputation. There are significantly high levels of bureaucratic red tape with the potential to delay or damage the Company’s progress, and an inefficient justice system may not adequately redress issues that arise from the bureaucracy or from the enforcement of general business interests. There is a heightened geopolitical risk of conflict and military confrontation with both China and Pakistan as well as internal issues in the north of India in Jammu and Kashmir. In addition, heightened communal tensions not only between Hindus and Muslims but also with Christian and other minorities may cause disruption to business. In general, a large dependance on agriculture and the agrarian economy, climate change risks may have an exacerbated effect on social and economic stability that may affect the Company’s Indian operations. Finally, the commencement of operations in a new jurisdiction requires a learning curve, not only to understand and take action against particular country risks, but also in enabling Management to identify and properly disclose such risks. General reporting of risks does not always address specific regional and business risks that may arise and as such the company’s ability to understand, report, prevent and manage such risks, which will be dependent on Management consolidating its position and control over operations. This may not always be adequate.

Impact of Events in Ukraine and the Middle East

The Company’s current business plan is not impacted in any material way by events in Ukraine. During fiscal year 2024, the Company maintained a home office in Kyiv staffed by one individual to maintain its presence and to show support for the Ukrainian people in their difficulty as well as to support certain consultant scientists. However, due to the war bringing disruption, the now frequent attacks on infrastructure with the resulting loss of power, water and supplies it is unclear when the work planned there can recommence. Despite the difficulties, the Company is committed to the support of all communities where it has a presence, including Ukraine and its people. The Company has pledged to return to Ukraine as soon as the political and economic situation allows. If the current political and economic situation allows for the Company to return to Ukraine, there is no guarantee that any work conducted there will not again be disrupted should the situation deteriorate or events like the Russian invasion reoccur. This may once again impact on the Company’s plans, leading to delays in achieving the goals under such plans.

The Company’s current business plan is not impacted in any direct, material way by events in the Middle East.

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

Available Information

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the U.S. Securities and Exchange Commission (the “SEC”). Such reports and other information filed by the Company with the SEC are available on the SEC’s website associated with the Company’s trading symbol ‘CHMX’ and additionally free of charge at www.next-chemx.com/investor-information/corporate-documents/ for reports made since April 26, 2021. The Company periodically provides certain other information for investors on its corporate website, www.next-chemx.com. This includes information regarding its technology, press releases and other information. The information contained on the websites referenced in this Form 10-K is not incorporated by reference into this filing. Further, the Company’s references to website URLs are intended to be inactive textual references only.

Shareholders and other interested persons should note that at the beginning of the second quarter 2024, the Company was made aware that its long standing auditors, BF Borgers CPA PC, had been denied the privilege of appearing or practicing before the Securities and Exchange Commission (the “SEC”) as an accountant. The Company appointed a new registered public accounting firm: Fruci & Associates II PLLC, Certified Public Accountants based in Spokane, Washington (“Fruci & Associates”) as its new Auditors on May 15, 2024. Fruci & Associates have since completed the reauditing of the Company’s 2023 financial statements incorporated into its Annual Report on From 10-K filed with the SEC on April 28, 2025, however, due to a vastly increased workload, Fruci & Associates have been able to reaudit the present Report.

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

The analysis of susceptibility to cyberattack distinguishes between two main types of risk, the first area being the business that relates to the technology and the second, more generally, as relates to the activities of the administration and management and encompasses the corporate records of the Company. In addition, the needs and requirements of cyber security control vary according to whether the person is operating from a mobile phone or a computer. Moreover, issues relating to cybersecurity are overshadowed by the fact that the Company operates from a variety of different offices in different companies; each employee operates using their own personal computer and in most cases this is also used for personal purposes resulting in an enhanced risk of breach from such alternative use. There is no single backup system for all files to preserve corporate records.

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

ITEM 2. PROPERTIES

As of December 31, 2024, the Company did not own any properties. At present all employees are working from home.

ITEM 3. LEGAL PROCEEDINGS

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

This decree was issued, even though neither the privately held company, shareholder in the Company with the same name of ‘NEXT-ChemX Corporation’ but originally chartered in Texas, nor the Company itself was ever involved in the underlying lawsuit giving rise to said decree. The order arose from litigation in Sparkie Properties L.L.C. v. NextMetals Limited and Benton Wilcoxon, CV 58242, in the District Court of Midland County, Texas, 238thJudicial District. The shares of the Company owned by the privately held Texas corporation, were alleged, erroneously, to belong to NextMetals Limited, a defendant in the litigation, rather than the actual equity owner of the shares, to wit, the aforementioned closely held private company.

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

Threat of litigation

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

The Company was unable to meet the deadline and the article was not published. Innovation News Network pressed to receive funds, however, the Company took the position that we would pay only when seeing in what edition the new article would be published and when their agreed work was carried out. Innovation News Network has threatened the Company with litigation and appointed a collection agent to recover the funds. It is the Company’s position that funds are not owed given the verbal assurances of the sales representative and the pressure selling tactics of Innovation News Network. Since November 2024 the Company has heard nothing further from either Innovation News Network or its agent.

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

There has never been any liquid market for or trading in our stock. Since April 27, 2021, and the changes in ownership of the Company’s shares, the majority of the stock has been restricted for sale and this has inhibited the development of a liquid market for the Company’s stock. As a result of these events and the restrictions placed on the sale of stock, the market has recorded price changes since April 26, 2021 from $4.90 per share up to $70 per share and closing on December 31, 2024 at $3.91; during the same period, however, the Company was raising money by issuing convertible notes with a conversion price of $0.75 increasing in the fourth quarter 2021 to a $1.00 conversion. Fiscal year 2023 closed with a share price of $9 that had remained unchanged since July of that year and with no sales. In January 2024, a trading volume of only 100 shares reduced the price to $4.50 and also the volume of 5,400 shares brought the price down to a close of $2.00 on April 22, 2024. Since reaching this low, the market for the Company’s stock has begun to see some limited liquidity on regular trading of small volume during the course of the second and third quarters of 2024 with the price slowly increasing to $2.40 by the end of the second quarter. During the fourth Quarter of 2024, the price returned to $1.95 on volume of 53,210 shares on October 7, quickly recovering and gaining strength to close at $3.45 on November 1, 2024. In three days of trading between November 4th and 6th, 2024, approximately 310,000 shares of volume traded with the price dropping on the first day to close at $2.25 before recovering back to $3.4 on November 6, 2024. This suggests that the liquidity in the market for the Company’s shares is slowly improving with a growing interest in the Company’s stock, but liquidity remains limited. There can be no assurance that this improvement will continue or that a highly liquid market for our securities will ever develop.

The Company is currently traded on the Pink Current Market. As a result of changes to the Pink Current Market implemented by the OTC Markets in response to the passage of SEC Rule 15c2-11, the Pink Current Market is to become the OTCID market. The deadline for completing the application to the OTCID is May 1, 2025, to ensure compliance by June 30, 2025. In the event the Company does not qualify for the OTCID, the Company will be downgraded to the Pink Limited or Expert Markets. To qualify for the OTCID Market, the Company will be required to provide current disclosure, submit a management certification, and verify basic Company information. Given the present delays to its reporting, Management believes that it will not be able to qualify within the timeframe required. In the future, the Company plans to review its options including an application for entry to the QTCQB market.

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

On September 14, 2021, the Company obtained written consent of the holders of a majority of the voting power of the Company’s capital stock approving the adoption of the Company’s 2021 Stock Incentive and Award Plan (the “2021 Plan”). The Plan allows the Company to grant incentive stock options, nonqualified stock options and restricted stock awards to officers, directors, employees, and consultants of the Company during the period of 5-years from the effective date of the plan. As of December 31, 2024 there were 3,000,000 shares of common stock of the Company reserved for issuance under the Plan. As of December 31, 2024, no shares had been issued under the 2021 Plan.

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

The present description of the 2021 Plan, which records certain important features only, is entirely qualified by the terms of the 2021 Plan.

To date no Options have been granted under the 2021 Plan.

Status of Outstanding Common Stock

As of December 31, 2024, we had a total of 28,546,834 shares of our common stock outstanding.

During fiscal year 2024, the Company issued no shares of Common Stock.

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

Status of Outstanding Preferred shares

As of December 31, 2024, the Company had 20,000 Class “A” Preferred shares and 20,000 Class “B” preferred shares issued and outstanding. All of these shares were issued during fiscal year 2024.

Holders

As of December 31, 2024, the Company had issued an aggregate of 28,546,834 shares of our common stock held by one hundred shareholders, forty-seven (47) record holders and fifty-three (53) holding their shares in ‘street form’ as unregistered holders.

As of December 31, 2024, the Company had issued 20,000 Class A Preferred shares and 20,000 Class F Preferred shares to one individual shareholder, also a Director and Officer of the Company, and to the Board of Directors of the Company.

In addition, the Board of Directors of the Company, of which John Michael Johnson is a member, controls 10,000 Class A Preferred shares giving 5 million votes and 10,000 Class F Preferred shares giving 10 million votes, giving the Board of Directors control of a total of 20 million votes at any meeting of the shareholders at which decisions are to be made (34.16%).

There are two shareholders with shareholdings of over 5% of issued Common Stock.

There are two preferred shareholders that hold all of the two classes of Preferred Shares each holding 50% of the issued Preferred shares in each of the Classes.

Dividends

We have not paid any dividends to date and have no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

During 2024, the Company issued no new shares of Common Stock.

Purchases of Equity Securities

During fiscal 2024, the Company purchased no new securities.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

The Company was organized on August 13, 2014, as a Nevada corporation under Chapter 78 of the Nevada Revised Statutes as ‘WeWin Group Corp’. With FINRA approval on December 20, 2018, the Company’s name changed to AllyMe Group, Inc. During this period the Company’s trading symbol remained “WWIN”. On June 16, 2021, the Company’s Board of Directors approved the new name “NEXT-ChemX Corporation”, and approval of this change was granted by FINRA on July 22, 2021. The Company’s new trading symbol “CHMX” was granted on July 30, 2021. The Company’s principal office is located at NEXT-ChemX Corporation, 1980 Festival Plaza Drive, Summerlin South, Suite 300, Las Vegas, NV 89135.

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

The primary focus of the Company at present is the extraction of lithium from naturally occurring brines and geothermal sources. The Company has developed a system for extracting naturally occurring ions in lithium containing brines solutions, such as magnesium and calcium that is a key to an efficient process. Preliminary testing to date has furnished evidence that the CPiTDE System provides an efficient extraction solution with minimal disruption to the environment. Using the CPiTDE System, for example, water resources will not be depleted by evaporation on an industrial scale nor is environmentally damaging contamination released into the environment from the process. The desired ions are harvested, and the solutions can be returned to the aquifers or further purified as required.

The Membrane Extraction Technology has many areas of application, however during fiscal year 2024 and for the planned duration of fiscal year 2025, the Company will concentrate on the extraction of Lithium from natural brines, geothermal wells and mine leach solutions. Already from late fiscal year 2021 and through fiscal year 2024 due to a lack of funding, work was suspended on all other directions to concentrate only on the commercialization of the iTDE Process for lithium extraction and the removal of any other ions that interfere with lithium extraction. In addition, the Company’s plans to work on Fatty Acids extraction from vegetable oils as well as the extraction of radioactive ions from contaminated water has been delayed due to the geopolitical situation in Ukraine. From April 27, 2021, the Company was actively involved with scientific research in Ukraine. This was disrupted in February 2022 due to the Russian invasion. It is not clear when or indeed if work can be effectively resumed.

In early 2023, the Company contracted with a third-party engineering company to complete its initial pilot plant. Work to complete this is ongoing and expected to finish before the third quarter of 2025.

The Company continues to work with a leading membrane specialist to design and construct a controlled pilot system using specially designed membranes and units. The Company awarded the tender for the construction of the controlled pilot system in 2023. Work on construction is ongoing.

Once the CPiTDE System has been sufficiently optimized, the Company plans to design and introduce modularized extraction units based on the geometry of 40’ shipping containers for ease of deployment, servicing and refurbishment of the units (“iTDE Units”). These units will be the basic ‘product’ of the Company and will be designed specifically for the extraction of targeted ions. The iTDE Units will be deployed on site with customers and it is anticipated that revenues will be earned either from a tolling fee or as a net extraction royalty (being a fixed % fee calculated on the quantity of useable material extracted against the market price for the extracted material or as a fixed fee per measured quantity).

We plan to supply scalable Extraction Plants based on the geometry of 40’ containers. Each would have an optimal number of modules for each process and may be designed for the extraction of a targeted chemical ion. These container systems will be located at the customer extraction sites during the commercial testing phase and for full deployment. Units will be monitored and can he swappable for maintenance or replacement, with low-cost isolated process specific monitoring and control.

The Company is pursuing an aggressive intellectual property protection strategy. The Company has engaged the Navitas Intellectual Property Group LLC of Denver, Colorado for its international intellectual property requirements. This group is headed by Michael D. McIntosh and David F. Dockery, both highly specialized chemical processing and material science patent attorneys. Navitas is working closely with the Company’s research and development team to identify processing, materials and markets to pursue patent protection. In turn, Navitas works with the Company’s management to identify regions of the world to pursue desired protection. In fiscal year 2021, the Company filed for patent protection for novel aspects of its Lithium recovery developments. In fiscal year 2022, the Company filed for patent protection for novel aspects of the separation of metal ions from aqueous feeds. Additional patent applications are currently in progress dealing with oil purification, further aspects of Lithium processing and recovery, metals recycling and other developments. The Company is also focusing on novel membrane characteristics, production and uses. Details of these applications are confidential until published pursuant to international patent publication.

The Company currently lacks a central management office and at present all the members of management are in different regions. Throughout fiscal year 2024, meetings were held online, and managers were living in different countries with some in Europe and other in the US or Canada. The first controlled pilot system for demonstrating the iTDE Technology and model for the initial production of iTDE Units will be in India.

Results of Operations

Year Ended December 31, 2024 compared to December 31, 2023

The following table summarizes the results of our operations during the fiscal years ended December 31, 2024, and 2023, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 12-month period to the prior 12-month period:

				Percentage
	UNAUDITED		Increase	Increase
Line Item	12/31/24	12/31/23	(Decrease)	(Decrease)
Revenues	$-	$-	$-	-
Operating expenses	1,734,899	2,126,383	(391,484)	(18)%
Net loss	(1,814,326)	(2,511,013)	(696,687)	(28)%
Net loss per share	(0.06)	(0.09)	(0.03)	(28)%

We recorded a net loss of $1,814,326 for the year ended December 31, 2024, compared to a net loss of $2,511,013 for the fiscal year ended December 31, 2023.

Net loss for the year ended December 31, 2024, decreased by $696,687 compared to 2023. This represents a decrease in operating costs of $391,484 and a decrease in other (non-operating) expense of $305,203.

During fiscal 2024, the primary reduction in Operating costs resulted of the recording in fiscal 2023 of a one-time expense resulting from the payment by Clontarf to the Company of fees for the use of the Company’s technology in accordance with the Clontarf Agreement. The receipt of these funds was not classified as revenue. No such expense was booked in fiscal 2024.

In addition, the following events further reduced the salary burden by $167,000: the resignation of one full time senior employee, the Corporate Secretary, and his transfer to working as a part time consultant and the refocus of the development operations away from a US based laboratory to using Indian subcontractors. In addition, a reduction in intellectual property expense of $121,168 further reduced expenses. The termination of the rental of the US based laboratory, along with a general reduction of other operating expenses including reduced travel, other overheads and incidentals. Finally, expenses were also offset by the recording of $85,505 in interest payable on an investment into a third party company carrying out research and development of possible interest to the Company, together with the slight appreciation of certain Clontarf publicly traded shares held by the Company.

Due to the difficult financial situation of the Company, during fiscal year 2024, the Company made continual efforts to reduce all of its operating expenses, closing offices, subcontracting engineering work, having employees work from home and reducing general operating expenses where considered possible. The Company expects to continue to keep expenses as low as possible until such time as funds become available to complete its development work.

Liquidity and Capital Resources

As of December 31, 2024, we had total current assets of $705,464, a working capital deficit of $(3,866,262) and an accumulated stockholders’ deficit of $(8,326,436). Cash used in operating activities for the fiscal year ended December 31, 2024, was $1,532,935, compared to $544,890 in cash used in operations during the year ended December 31, 2023. Our revenues were $0 in both fiscal years 2024 and 2023. These factors raised substantial doubts about the Company’s ability to continue as a going concern and the Company remains chronically short of cash for operations.

Cash received in fiscal year 2024 was insufficient to enable operations to be conducted in the normal way. Salary payments, already curtailed since April 2021, were reduced to subsistence levels, and suspended for some employees altogether. Insufficient funds were made available for the completion of the pilot plant and to maintain the Company. As a result of the failure to secure sufficient funding for the Company’s minimal business plan, very little was accomplished during the fiscal year 2024.

The most serious obstacle to the raising of finance is the current level of indebtedness of the Company, which had reached by fiscal year end 2024 $6,156,730 however, this amount includes the deferred income amount of $500,000 that is not repayable, being the fee for the contribution of intellectual property rights to use in the Bolivian Market. Of the total amount of $5,656,730 that is repayable by the Company, approximately 43% of this debt is owed to shareholders and founders that organized the change of the business of the Company in fiscal year 2021. At year end 2024, the debt to shareholders stood at $2,430,004, an increase of $1,485,004 from year end 2023. This debt has represented a major obstacle to securing new funding since effectively founders would be securing a means of repayment from new funding. In addition, approximately 57% of the total indebtedness is to employees and consultants for unpaid salaries and expenses standing at year-end of $3,226,726; with employees and consultants for $2,212,744, third party professionals and accounting for $606,900. The remaining debt accumulated during fiscal year 2024 is $407,082.

During fiscal year 2024, it was clear that potential investors were deeply concerned by the levels of debt to founding shareholders, but also to employees, consultants and third-party professionals. The potential need to repay such past debts would mean a major portion of all new investment would go to pay founding shareholders prior even to the technology being tested using a commercial pilot plant.

Issuance of the Series “F” Convertible Promissory Notes.

The Company issued a total of 20 Series “F” convertible promissory notes (Series “F” Notes”) in fiscal year 2024 with aggregate amount of $1,585,004 from a total authorized amount for the Series “F” of $3 million. The Series “F” Notes will mature in 24 months from issuance, if not earlier converted into shares of common stock of the Company at $1.25 per share (“Conversion Price”). The Company has the right to force conversion of both principal and interest then due on the Series “F” Notes at any time prior to maturity at the Conversion Price, provided however, (i) the Company shall have completed a successful registration statement for the underlying shares and (ii) the Company’s stock is trading above $2.50 per share for 10 trading days. The Series “F” Notes pay 10% interest per annum due at maturity or if earlier converted, up to the conversion date.

As at fiscal year end, the Company recognized interest expense on its Series “F” Notes of $87,878.

Loans contracted in Fiscal 2024

During fiscal year 2024, the Company contracted a total of 2 loans to non-related third-party shareholders as follows:

On January 31, 2024, two loans were concluded with two third party shareholder to loan the Company an aggregate of $20,000. Both these loans are repayable on or before January 30, 2025 and pay interest at 10%. These loans were extended on January 30, 2025, on the same terms and are repayable on July 30, 2026.

Loans extended in Fiscal Year 2024

In addition to the issuance of new loans, the Company extended the validity of the following loans that were falling due during fiscal year 2024:

Two separate loans to provide financial assistance granted by two third party shareholders both falling due on September 14, 2024, with principal amount of $125,000 each for an aggregate value of $250,000 both paying interest at maturity at a rate of 10% per annum were extended until September 14, 2025;

The following loans with an aggregate principal value of $575,000 were all extended on November 8, 2024:

A loan to provide financial assistance granted by a third-party shareholder falling due on November 9, 2024, with a principal amount of $250,000 and paying interest at maturity at a rate of 10% per annum was extended until May 8, 2026;

A loan to provide financial assistance granted by a third-party shareholder falling due on December 2, 2024, with a principal amount of $200,000 and paying interest at maturity at a rate of 10% per annum was extended until June 2, 2026

A loan to provide financial assistance granted by a third-party shareholder falling due on December 2, 2024, with a principal amount of $50,000 and paying interest at maturity at a rate of 10% per annum was extended until June 2, 2026

A loan to provide financial assistance granted by a third-party shareholder falling due on February 2, 2025, with a principal amount of $25,000 and paying interest at maturity at a rate of 10% per annum was extended until August 2, 2026

A loan to provide financial assistance granted by a third-party shareholder falling due on February 20, 2025, with a principal amount of $50,000 and paying interest at maturity at a rate of 10% per annum was extended until August 20, 2026

Debt Repayment Obligations for Fiscal Year 2025

As of December 31, 2024, following the receipt of the additional financing of $1,605,004 received during fiscal 2024, the Company had a total aggregate value of $2,430,004 in the principal of its outstanding Convertible and Non-convertible Debt. Interest on all debt, both convertible and non-convertible was 10% annual, due at maturity.

All convertible debt from the Series “F” Notes is due beyond fiscal year 2025. Company debt payable during fiscal 2025, if such debt is not further extended, is due as follows:

Period	Aggregate of Loan Amounts Falling Due	Number of Loans Falling Due	Anticipated Interest Amount Payable at Maturity
1st Quarter 2025	$20,000	2	$2,000
3rd Quarter 2025	$250,000	2	$50,000

The rest of the loans ($575,000) will fall due in fiscal year 2026.

Management Budget for fiscal year 2025

It is anticipated that the monthly operating budget, excluding payables, going into fiscal year 2025 will amount to approximately $130,000 per month for the first quarter, rising to $210,000 during the second and third quarters. During the fourth quarter of 2025, if the operation of the controlled pilot plant is successful, the Company will require a significant increase in its quarterly budget to enable it of capitalize on its technological success, the minimum operational amount required while completing work in the pilot is $350,000 during the fourth quarter of fiscal year 2025.

Management believes that the Company’s cash on hand will not be sufficient to fund all Company obligations and commitments for the next twelve months. The combination of the way the shareholders have funded the Company during fiscal year 2025 with the urgent need to finance the commercial pilot system, to open operating facilities and to increase staff will place a significantly increased burden on cash flow during fiscal year 2025.

Management estimates that the minimum fund necessary to finance operations through fiscal year end 2025 is $1.1 million. This budget is anticipated to carry the Company through fiscal year end 2025 to completion of its controlled pilot testing system and its initial commercial deployment.

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

Management considers it essential that during fiscal year 2025, an accommodation is found with its shareholder debtors to convert or repay their debt in order that the other significant debts to employees, consultants and professionals can be deferred. In addition, management considers such resolution will be necessary to enable the Company to attract investment that will fund operations. The Company believes that an effective equity offering may be priced at levels below the current share trading price given that any release of large blocks of shares onto the market results in a severe depression of the share price. A realistic offering price will consider the need to raise significant amounts that will be impossible without taking this into account. This may have a significant impact on the Company’s share price. There is no guarantee that any equity or debt funding offered during fiscal year 2025 will be successful in securing sufficient funding for the Company’s proposed budget, or that such funds, if secured, will be sufficient.

Fair Value loss on Financial assets

We recorded a fair value loss on shares in a United Kingdom public company amounting to $26,395 for the year ended December 31, 2024. This was due to the fall in the price of the securities.

3 Months period	Date	Number of Shares	Market Price	Exchange Rate	Amount in USD
Period End, FMV	September 30, 2024	96,250,000.00	GBP 0.00053	1.3375	68,229
Year End, FMV	December 31, 2024	96,250,000.00	GBP 0.00032	1.2516	38,549
Unrealized Gain/Loss					(29,680)

12 Months period	Date	Number of Shares	Market Price	Exchange Rate	Amount in USD
Period End, FMV	December 31, 2023	96,250,000.00	GBP 0.00053	1.2731	64,944
Year End, FMV	December 31, 2024	96,250,000.00	GBP 0.00032	1.2516	38,549
Unrealized Gain/Loss					(26,395)

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below are the unaudited financial statements for the Company for the fiscal years ended December 31, 2024, and 2023 (based on previously audited 2023 10-K Report).

Declaration regarding the Unaudited nature of the Financial Statements

These financial statements have not been audited by Fruci & Associates, therefore no report is currently available. In this respect, this Annual Report on form 10-K must therefore be considered as substantially deficient.

Notwithstanding the deficiency of the present Report, our audited financial statements included in our 2023 Annual Report on Form 10-K/A filed April 28, 2025 with the SEC are now available for to our Shareholders.

Management considers it necessary to file the present Report that conforms with the audited information available from the above referenced 2023 10-K/A in the present filing and will continue to work with its auditors to complete the audit of the present Report as soon as possible. This Report is substantially deficient, however, Management believes it in the best interests of its shareholders to receive the best disclosure possible given the circumstances, and to comply as best as possible with its reporting obligations. It is expected that the Company will refile an amended report as soon as the audit for this Report is completed.

The name and address of our Auditor is as follows:

Fruci & Associates II, PLLC – PCAOB ID #05525

Certified Public Accountants

802 N. Washington St.

Spokane, WA 99201

USA

NEXT-ChemX Corporation

BALANCE SHEETS

(2023 Audited; 2024 Unaudited)

	UNAUDITED December 31,	December 31,
	2024	2023
ASSETS
Current Assets:
Cash	$62,547	$2,458
Prepaid expense and other current assets	604,368	72,925
Financial Asset	38,549	64,944
Total Current Assets	705,464	140,327
Non-Current Assets:
Property and equipment, net	7,285	12,621
Intangible asset, net	2,542,185	2,691,967
Total Assets	$3,254,934	$2,844,915

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$3,119,281	$2,443,207
Other payable	500,000	511,980
Due to Related Party	107,445	32,238
Note payable - 3rd Party	-	-
Loan payable	845,000	945,000
Total Current Liabilities	4,571,726	3,932,425
Non-Current Liabilities:
Notes Payable	$1,585,004	$-
Total Non-Current Liabilities	1,585,004	-

Total Liabilities	6,156,730	3,932,425

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 20,000 Series A Preferred stock issued and outstanding as of December 31, 2024	20	-
20,000 Series F Preferred stock issued and outstanding as of December 31, 2024	20
Common stock, $0.001 par value, 100,000,000 shares authorized, 28,546,834 shares issued and outstanding (no change from YE 2023)	28,547	28,547
Additional paid-in capital	5,396,053	5,396,053
Accumulated deficit	(8,326,436)	(6,512,110)
Total Stockholders’ Equity (Deficit)	(2,901,796)	(1,087,510)
Total Liabilities and Stockholders’ Equity (Deficit)	$3,254,934	$2,844,915

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEXT-ChemX Corporation

STATEMENT OF OPERATIONS

(2023 Audited; 2024 Unaudited)

	For The Year Ended December 31,
	UNAUDITED 2024	2023

Revenues	$-	$-

Operating expenses
Salaries and Employee Benefits	760,954	1,078,341
Professional fees and contractors	732,676	684,127
Depreciation and Amortization	155,118	155,118
Other operating Expenses	86,151	208,797
Total operating expenses	1,734,899	2,126,383

Income (loss) from operations	(1,734,899)	(2,126,383)

Other income (expense)
Interest expense	(186,700)	(87,682)
Other income (expense)	107,273	(296,948)
Net other expense	(79,427)	(384,630)

Loss before provision for income taxes	(1814,326)	(2,511,013)

Net income (loss)	$(1,814,326)	$(2,511,013)

Net income (loss) per common share: Basic and diluted	$(0.06)	$(0.09)

Weighted average number of common shares outstanding: Basic and diluted	28,546,834	28,466,560

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXT-ChemX Corporation

Statement of Stockholders’ Equity (Deficit)

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(2023 Audited; 2024 Unaudited)

UNAUDITED

					Additional
	Preferred Stocks		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance January 1, 2023			28,346,834	$28,347	$4,396,253	$(3,692,732)	$731,868
Stock issuance to 3rd party for cash			100,000	100	499,900		500,000
Stock issuance to 3rd party for services			100,000	100	499,900		500,000
Prior Year Adjustment on Intangible Asset						(308,365)	(308,365)
Net loss						(2,511,013)	(2,511,013)
Balance December 31, 2023	0	$0	28,546,834	$28,547	$5,396,053	$(6,512,110)	$(1,087,510)

Issuance of Series F Preferred Stocks	20,000	$20					20
Issuance of Series A Preferred Stocks	20,000	$20					20
Net loss						(1,814,326)	(1,814,326)
Balance December 31, 2024	40,000	$40	28,546,834	$28,547	$5,396,053	$(8,326,436)	$(2,901,796)

NEXT-ChemX Corporation

STATEMENT OF CASH FLOWS

(2023 Audited; 2024 Unaudited)

	For the year ended
	December 31,
	UNAUDITED 2024	2023
OPERATING ACTIVITIES
Net income(loss)	$(1,814,326)	$(2,511,013)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	155,118	155,118
Other income received in 3rd party stock	-	(203,050)
Unrealized loss on trading securities	26,395	36,581
Consultant commission paid in third party stock	-	101,525
Other Expense paid in stocks	-	500,000
Changes in Operating Assets and Liabilities:
Accounts payable and accrued liabilities	556,074	1,394,467
Prepaid expenses	(531,443)	(50,756)
Related Party advances	75,247	32,238
Net cash provided by (used in) operating activities	(1,532,935)	(544,890)

INVESTING ACTIVITIES
Purchase of Property and Equipment	-	-
Net cash provided by investing activities	-	-

FINANCING ACTIVITIES
Proceeds from the Stock Issuance of Common Stocks	-	500,000
Proceeds from convertible notes payable - related party, net of original issue discounts	-	-
Proceeds from loan payables	20,000	465,000
Proceeds from note payables	1,585,004	-
Proceed from Equity Escrow Account	-	-
Repayment of convertible notes payable	-	-
Repayment of loan payable	-	(20,000)
Repayment of note payable	-	(426,007)
Repayment of equity escrow account	(11,980)	-
Net cash (used in) financing activities	1,593,024	518,993

Net increase (decrease) in cash	60,089	(25,897)
Cash, beginning of year	2,458	28,355

Cash, end of year	$62,457	$2,458

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-	$-
Interest	$0	$37,212
Supplemental non-cash investing and financing activities
Conversion of loan to convertible note	$174,004	$-
Issuance of Preferred Stocks against Indebtedness	40	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEXT-ChemX Corporation

NOTES TO FINANCIAL STATEMENTS

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

The Company’s principal focus in the commercialization of the iTDE Technology during fiscal year 2024 was the extraction of lithium from natural brines, geothermal wells and mine leach solutions.

Other potential applications include:

●	Extracting Fatty Acids from Vegetable Oils for More Economical Refining.
●	Extracting of Metal Ions from Mine Leach Solutions, Effluent, or Tailings.
●	Desalination of Contaminated, or Seawater Water, by Extracting Ions for Water Purification
●	Extracting of Radioactive Ions from Nuclear Plant Stored Water.

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

Also on April 27, 2021, the previous sole officer and director of the company, Zicheng Wang, resigned his positions with the Company. Upon such resignation Benton Wilcoxon was appointed as Chief Executive Officer, and Chairman of the Board, and John Michael Johnson was appointed President, Treasurer and Secretary, and Director of the Company.

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

During fiscal 2022 and fiscal 2023, the Company issued a total of 1,161,397 shares to both related and unrelated parties through conversions of debt financing.

During fiscal year 2023, the Company issued 100,000 shares to third party accredited investors as part of the March 20, private placement of the Company’s common stock.

No shares were issued during fiscal 2024. As of December 31, 2024, the Company had 28,546,834 shares of common stock issued and outstanding.

As of December 31, 2024, one shareholder with the same name as the Company, NEXT-ChemX Corporation, but organized in a different jurisdiction holds approximately 84.12% of the issued and outstanding shares of Common Stock of the Company, and as such it is able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of our Company. In addition, Ms. Anne Mollicone owns 1,873,570 shares of Common Stock of the Company representing 6.563% of the issued and outstanding shares of Common Stock in the Company.

On July 23, 2021, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Nevada effecting a name change of the Company from “AllyMe Group, Inc.” to NEXT-ChemX Corporation. These changes became effective on July 28, 2021, following compliance with the notification requirements of the Financial Industry Regulatory Authority.

NOTE 2 – GOING CONCERN

The Company has incurred losses since its inception on August 13, 2014, resulting in an accumulated deficit of $ 8,326,436 as of December 31, 2024, and further losses are anticipated in the development of its business. On December 31, 2024, the Company had a working capital deficit of $3,866,262. As of December 31, 2023, the Company had an accumulated deficit of $6,512,110 and a working capital deficit of $ 3,792,098 Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success and timing of the Company’s development efforts and its efforts to raise capital in a timely fashion as required to pursue such development in an optimal manner. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future. Moreover, the reliance of the Company on short term (one year) debt to fund the Company’s business necessitates the constant need to extend such debt. While the lenders are shareholders and have historically agreed always to extend the debt, there can be no assurance that the shareholders will continue to extend such support. As the pilot development approaches its completion, the need for funding of operating costs will increase putting a further strain on the business. The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The ability to continue as a going concern is dependent not only on the Company’s ability to raise financing sufficient to complete its technology commercialization plan, but also its ability to generate profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from related parties, reorganization of part of its debt into equity and with a private placement of common stock either directly or as a convertible debt offering. However, there can be no assurances that management’s plans will be successful.

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

Cash

Cash includes cash on hand and on deposit at banking institutions as well as all liquid short-term investments with original maturities of 90 days or less. The Company’s bank account in the United States amounted to $62,547 on December 31, 2024, and $ 2,458 at December 31, 2023 and our bank account is protected by FDIC insurance up to $250,000.

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

The Company has assessed the impact of the guidance by performing the following five steps analysis:

Step 1: Identify the contract

Step 2: Identify the performance obligations

Step 3: Determine the transaction price

Step 4: Allocate the transaction price

Step 5: Recognize revenue

A significant Company’s revenue will be derived from the commercial exploitation of its iTDE Technology and its CPiTDE Systems. In principle this technology will allow the company to commercialize a system that is incorporated into a specific product: being a component in an extraction plant. It is anticipated that the need to maintain and service each unit defines the best method of commercialization as a tolling agreement, since there is a finite capacity of the system before servicing is required based on throughput. The Company considers any agreement resulting in the testing or deployment of the system (including the granting of exclusivity rights, conditional deployment, “try and see”, and other signed arrangements to be a contract with a customer. Contracts with customers are short-term or preliminary when the time between signed agreements and satisfaction of the performance obligations, (including where initial obligations in the short term may lead to replacement agreements of a defined longer duration) is equal to or less than one year. Typically, the Company expects introductory testing, and other “try and see” arrangements will be short term, however most operational agreements will be long term. The Company recognizes revenue when extraction services are provided, or market rights are granted to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services or grants of rights. The Company typically satisfies its performance obligations in contracts with customers upon delivery of extracted materials, however, in cases where systems are delivered against payment and property is transferred, revenue will be recognized accordingly. Generally, payment is due from customers immediately at the invoice date. The execution of contracts will require the assessment of specific extraction requirements, the design of a system, construction of the units required to implement the system, delivery, and installation, start up and verification, as well as ongoing operation expense, before revenues may be derived from extraction under a tolling arrangement. Commercial contracts therefore have significant financing components and several variable components and considerations. Potentially there may be returns of units and maintenance and refurbishment is priced into the tolling arrangement. It is anticipated that the tolling arrangements from which the Company will derive revenues shall contain extraction performance minimums that need to be met as well as extraction rates required. These are typically defined by the type of liquid from which extraction services are required and will necessarily dictate the extent and cost of the system to be deployed. These factors should be calculated and defined prior to completing initial tolling agreements. However, since the Company has yet to complete construction and testing of its initial controlled pilot plant system and the technology is ground-new, there exists no historical experience or precedent, nor any comparable system from which estimates of these critical factors can be derived. All costs and the economics of agreements will require to be evaluated and fixed during negotiations with potential customers with the Company’s best judgment of all such factors and calculations at the time the estimate is made.

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

For the fiscal years ended December 31, 2024, and December 31, 2023, there were no potentially dilutive debt or equity instruments issued or outstanding, excepting the Series “F” Notes issued during fiscal year 2024 in the principal amount of $1,585,004 together with interest calculated as at December 31, 2024 of $87,878 and conversion of both principal and interest at $1.25, however, any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in the relevant period.

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

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC 740 “Income Taxes”. Under ASC 740 deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all the deferred tax assets will not be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

ASC 740 also provides criteria for the recognition, measurement, presentation, and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. As of fiscal year ends December 31, 2024 and December 31, 2023, there were no uncertain tax positions.

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

As of December 31, 2024, the Company holds certain shares in the AIM publicly traded company Clontarf Energy plc. The table below sets forth the fair market value of the shareholding based on the closing price for the shares on the AIM market. As at year end, the market price for Clontarf shares was GBP0.00032, putting the Fair Value of the Investment at $38,549. The Company recognized a loss of $62,976 on the shareholding when measured against the market price on the AIM market on the date of the acquisition of the shareholding.

	Date	Number of Shares	Market Price	Exchange Rate	Amount in USD
Acquisition Date	31-May-23	96,250,000.00	GBP 0.00085	1.24095	101,525
Year End, FMV	31-Dec-24	96,250,000.00	GBP 0.00032	1.2516	38,549
Unrealized Gain/Loss					(62,976)

Depreciation Policy of long-lived intangible assets

The long lived intangible assets of the Company are all intellectual property assets. Where there are underlying patents protecting these assets, it is the policy to amortize the said assets in line with the patent protection afforded by the patent protection.

PP&E depreciation policy of fixed tangible assets

The depreciation policy of the Company’s long term fixed tangible assets is decided dependent on the useful life a particular asset is expected to have. The Company currently operates with very few assets having no real estate and with very little operational equipment. The current depreciated value of all fixed tangible assets owned by the Company is $7,285. None of these assets are considered to be material to the business.

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

NOTE 4 – PREPAID EXPENSE AND OTHER CURRENT ASSETS

Prepaid expense and other current assets amounted to $ 604,368 and $72,925 as of December 31, 2024, and December 31, 2023, respectively. Prepaid expenses in fiscal year 2023 consisted primarily of service fees related to the Company’s ongoing intellectual property expenses, necessary to ensure timely filings of patents, payment of fees and other intellectual property related expense and held in trust by the Intellectual Property advisors and IP attorneys, together with advances held in trust by a lawyer working on corporate funding. This remained broadly unchanged, being carried forward to fiscal 2024. The increase in prepaid expense recorded in fiscal 2024 was the result of certain advances in aggregate totaling of $496,025 made to a third-party under an agreement whereby the company will earn interest on the said advance with the right to convert the amount owing into the acquisition of certain technology at its exclusive option. At year end this advance, together with outstanding interest, formed $523,102 of the current assets. The Company also recorded a total of $8,300 advanced to one employee, neither an officer nor a director of the Company.

NOTE 5 – RESTATEMENT OF THE COMPANY’S INTELLECTUAL PROPERTY ASSET

During fiscal 2023, the Company reassessed its principal asset, its iTDE Technology, concluding that such technology was a finite intangible asset and applying retroactive amortization to the value of the asset. The annual reports of the Company for 2023 and 2024 both reflect the changes to the financial statements resulting from this reevaluation.

The following table illustrates the result of the reclassification showing amortization applied since December 21, 2022:

Intangible Asset	iTDE Technology
Cost
At December 31, 2022	3,500,127
Additions	-
Transfers	-
At December 31, 2023	3,500,127
Additions	-
Disposals	-
At December 31, 2024	3,500,127

Accumulated Amortization
At December 31, 2022	658,378
Charge for the year	149,782
At December 31, 2023	808,160
Charge for the year	149,782
At December 31, 2024	957,942

Carrying amount
At December 31, 2023	2,691,967
At December 31, 2024	2,542,185

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of December 31, 2024, and December 31, 2023, accounts payable, accrued liabilities and due to related party amounted to $3,119,281 and $2,443,207 respectively.

The total for 2024 comprises as follows:

Amounts deferred by agreement with senior employees: $ 1,499,920

Amounts deferred by agreement with senior consultants $ 652,288

Amounts deferred by agreement with certain professionals $ 545,000

Other accounts payable $ 165,136

Other accrued liabilities $ 256,936.

As can be seen, accounts payable and accrued liabilities mainly are accrued professional fees and accrued payroll. The increase in the accrued liabilities results partially from payroll payable and payable to contractors.

NOTE 7 – DEFERED INCOME

During the first Quarter of fiscal year 2024, the Company signed a Partnership Agreement that called for the payment by the Company’s contractual partner of an amount of $500,000 as a condition precedent to the entry into force of the said agreement. This payment was to secure for the benefit of the partnership, the rights to use iTDE Technology for the extraction of lithium in Bolivia. The income was recorded in the financial statements as deferred revenue, however, there is no expectation that the amount received will be repaid since it is expended for the use of the Company’s intellectual property. As at December 31, 2024, the $500,000 remains deferred income.

NOTE 8 – CONVERTIBLE NOTES – SERIES “F” NOTES

During the first 3 quarters of 2024, the Company issued a total of 20 new Series “F” convertible promissory notes (Series “F” Notes”) to finance its operations with aggregate amount of $1,585,004. The Series “F” has a maximum total authorized amount of $3 million. Series “F” Notes mature in 24 months from issuance, if not earlier converted into shares of common stock of the Company at $1.25 per share (“Conversion Price”). The Company has the right to force conversion of both principal and interest then due on the Series “F” Notes at any time prior to maturity at the Conversion Price, provided however, (i) the Company shall have completed a successful registration statement for the underlying shares and (ii) the Company’s stock is trading above $2.50 per share for 10 trading days. The Series “F” Notes pay 10% interest per annum due at maturity or if earlier converted, up to the conversion date. The following Series “F” Notes were issued:

On February 20, 2024, a Series “F” Note with a face value of $65,000 issued to a non-related third-party shareholder that will mature February 19, 2026.

On February 21, 2024, a Series “F” Note with a face value of $25,000 issued to a non-related third-party shareholder that will mature February 20, 2026.

On February 23, 2024, a Series “F” Note with a face value of $25,000 issued to a non-related third-party shareholder that will mature February 22, 2026.

On March 20, 2024, a Series “F” Note with a face value of $50,000 issued to a non-related third-party shareholder that will mature March 19, 2026.

On March 28, 2024, a Series “F” Note with a face value of $200,000 issued to a non-related third-party shareholder that will mature March 27, 2026.

On April 3, 2024, a Series “F” Note with a face value of $250,000 issued to a non-related third-party shareholder that will mature April 2, 2026.

On May 15, 2024, a Series “F” Note with a face value of $174,004 issued to a non-related third-party shareholder that will mature May 14, 2026.

On May 16, 2024, a Series “F” Note with a face value of $75,000 issued to a non-related third-party shareholder that will mature May 15, 2026.

On May 17, 2024, a Series “F” Note with a face value of $25,000 issued to a non-related third-party shareholder that will mature February 19, 2026.

On May 18, 2024, a Series “F” Note with a face value of $100,000 issued to a non-related third-party shareholder that will mature May 17, 2026.

On May 22, 2024, a Series “F” Note with a face value of $25,000 issued to a non-related third-party shareholder that will mature May 21, 2026.

On July 16, 2024, a Series “F” Note with a face value of $70,000 issued to a non-related third-party shareholder that will mature July 15, 2026.

On August 9, 2024, a Series “F” Note with a face value of $20,000 issued to a non-related third-party shareholder that will mature August 8, 2026.

On August 16, 2024, a Series “F” Note with a face value of $5,000 issued to a non-related third-party shareholder that will mature August 15, 2026.

On August 23, 2024, a Series “F” Note with a face value of $6,000 issued to a non-related third-party shareholder that will mature August 22, 2026.

On August 30, 2024, a Series “F” Note with a face value of $30,000 issued to a non-related third-party shareholder that will mature August 29, 2026

On September 24, 2024, a Series “F” Note with a face value of $55,000 issued to a non-related third-party shareholder that will mature September 23, 2026

On September 30, 2024, a Series “F” Note with a face value of $20,000 issued to a non-related third-party shareholder that will mature September 19, 2026

On October 16, 2024, a Series “F” Note with a face value of $165,000 issued to a non-related third-party shareholder that will mature October 15, 2026

On November 18, 2024, a Series “F” Note with a face value of $200,000 issued to a non-related third-party shareholder that will mature November 17, 2026

As at fiscal year end, the Company recognized interest expense on its Series “F” Notes of $87,878.

NOTE 9 – NON-CONVERTIBLE NOTES AND LOAN AGREEMENTS

On January 31, 2024, two loans were concluded with two third party shareholder to loan the Company an aggregate of $20,000. As at year end 2024, both these loans were repayable on or before January 30, 2025, and with interest at 10% per annum.

In addition to the issuance of new loans, the Company extended the validity of the following loans that were falling due during fiscal year 2024:

Two separate loans to provide financial assistance granted by two third party shareholders both falling due on September 14, 2024, with principal amount of $125,000 each for an aggregate value of $250,000 both paying interest at maturity at a rate of 10% per annum were extended until September 14, 2025;

The following loans with an aggregate principal value of $575,000 were all extended on November 8, 2024:

A loan to provide financial assistance granted by a third-party shareholder falling due on November 9, 2024 with a principal amount of $250,000 and paying interest at maturity at a rate of 10% per annum was extended until May 8, 2026;

A loan to provide financial assistance granted by a third-party shareholder falling due on December 2, 2024 with a principal amount of $200,000 and paying interest at maturity at a rate of 10% per annum was extended until June 2, 2026

A loan to provide financial assistance granted by a third-party shareholder falling due on December 2, 2024 with a principal amount of $50,000 and paying interest at maturity at a rate of 10% per annum was extended until June 2, 2026

A loan to provide financial assistance granted by a third-party shareholder falling due on February 2, 2025 with a principal amount of $25,000 and paying interest at maturity at a rate of 10% per annum was extended until August 2, 2026

A loan to provide financial assistance granted by a third-party shareholder falling due on February 20, 2025, with a principal amount of $50,000 and paying interest at maturity at a rate of 10% per annum was extended until August 20, 2026

In summary, as of December 31, 2024, a total of nine unpaid loans with an aggregate amount of $845,000 were outstanding.

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

On February 29, 2024, seven senior employees and consultants of the Company who were owed a total of $2.38 million on that date, concluded agreements deferring payment of outstanding amounts owing to them on certain specific terms (“Debt Extension Agreements”). The Debt Extension Agreements replaced previously signed agreements relating to debt deferral and remuneration and were signed to cover all debts owing from time to time to the seven employees and consultants of the Company. Debts included were those: (i) legitimately incurred unpaid contractual remuneration (ii) existing debts agreed and already deferred; (iii) advances made by the employee or consultant to the Company that are recorded on the books of the Company; (iv) any portion of employee’s or consultant’s agreed future remuneration that will not be paid in a timely fashion being accumulated as a debt in accordance with the terms of the Debt Extension Agreement.

The Debt Extension Agreements set out the terms under which the seven employees and consultants would receive their past indebtedness except for the employee that resigned, their future remuneration. Each of these agreements provides for all the indebtedness due to the respective persons to become due and payable as soon as the Company shall have either (i) achieved an annual EBITDA of $5 million per annum as indicated by reference to the Annual Report of the Company on Form 10-K or if no such report is filed, in accordance with the audited financial reports presented to the shareholders, or, (ii) achieved a quarterly income figure of $12 million, or, (iii) the Board of Directors of the Company shall declare the Indebtedness due. Until such time as payment is made, all Indebtedness shall incur interest at 8%. The Agreements additionally provide for the respective salaries fixed in the employment or consulting agreements to be reduced to at least ¼ of the amount of remuneration set forth in the employment or consulting agreement from March 1, 2024. Remuneration will increase to ½ of the agreed salary either (a) on the date on which the Company shall raise more than $3 million in equity or debt finance, or (b) the date on which the Company shall receive booked revenue. The Debt Extension Agreement on one employee was further lowered by an addendum dated July 1, 2024.

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

The indebtedness of the Company to the signatories of the Debt Extension Agreements shall be accelerated and become immediately due and payable in the event that the Company shall fail: (i) (a) to achieve an annual EBITDA of $5 million per annum, or, (b) to achieve a quarterly income figure of $12 million, or, (c) to declare the Indebtedness due, on or before February 28, 2027; or (ii) to pay the monthly remuneration agreed in the Agreement within 11 days of the month end in which the remuneration was incurred.

Notwithstanding the above, the Indebtedness shall become due on the fifth anniversary of the Execution Date.

By signature of an addendum with each of the signatories of the Debt Extension Agreements on July 1, 2024, the said agreements shall only enter into force on the first date following May 30, 2025 on which the total debt of the Company outstanding to any listed shareholders of NCX who are not employees of NCX has been either converted to shares of common stock of NCX, or paid in full, or forgiven; if this suspensive condition is not realized on or before May 30, 2025, each of the Debt Extension Agreements shall become void and cease to have effect.

As of December 31, 2024, none of these Debt Extension Agreements had entered into force, however the Company was abiding by the terms of the said agreements.

It is anticipated that the forbearance shown by the Company’s personnel will continue until such time as the Company can support its operations or attain adequate financing through sales of its equity or traditional debt financing.

NOTE 11 - INCOME TAXES

United States

The Company is incorporated in United States and is subject to corporate income tax rate of 21%.

Loss before income taxes consists of:

	For the years ended
	December 31,
	2024	2023
Unites States	$(1,814,326)	(2,511,013)
Total	$(1,814,326)	$(2,511,013)

The components of deferred taxes are as follows at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Deferred tax assets, current portion
Amortization of fair value of stock for services	$-	$-
Total deferred tax assets, current portion	-	-
Valuation allowance	-	-
Deferred tax assets, current portion, net	$-	$-
Deferred tax assets, non-current portion
Fixed assets	$-	$-
Net operating losses	1,748,552	1,367,543
Total deferred tax assets, non-current portion	1,748,552	1,367,543
Valuation allowance	(1,748,552)	(1,367,543)
Deferred tax assets, non-current portion, net	$-	$-

The Company is subject to United States of America tax law. As of December 31, 2024, the operations in the United States of America incurred $8,326,436 of cumulative net operating losses that may be available to reduce future years’ taxable income indefinitely. The Company has provided full valuation allowance for the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

NOTE 12 - STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 and 5,000,000 shares of preferred stock with a par value of $0.001.

Common Stock

There are 28,546,834 shares of common stock outstanding, unchanged as of both December 31, 2024, and 2023.

Preferred Stock

As at December 31, 2023 there was no preferred Stock issued and outstanding, however, the following Preferred Stock was issued during fiscal 2024 and remains issued and outstanding as of December 31, 2024:

20,000 Class “A” Preferred Stock

20,000 Class “F” Preferred Stock

Class “A” Preferred Stock

Each share of Class A Preferred Stock ranks senior to all Common Stock and any other class of securities that is; specifically designated as junior to Class A Preferred Stock. In addition, Each Share of Class A Preferred Stock shall be (i) convertible at any time by the holder thereof into 250 shares of Common Stock, however, any Series A Preferred Stock remaining unconverted at 5:00 P.M., Las Vegas, Nevada time on January 1, 2026, shall be automatically converted into Two Hundred Fifty (250) shares of the Company’s Common Stock (par value $0.001); and (ii) entitled to Five Hundred (500) votes on any matter on which any of the shareholders are required or permitted to vote. No dividends shall be paid on any Series “A” Preferred Stock.

Class “F” Preferred Stock

Each share of Class F Preferred Stock ranks senior to all Common Stock and any other class of securities. Each Share of Class F Preferred Stock shall not be convertible at any time but shall be entitled to One Thousand (1,000) votes on any matter on which any of the shareholders are required or permitted to vote. No dividends shall be paid on any Series “F” Preferred Stock.

Convertible Debt Issuances

During fiscal year 2024, the Company issued a total of 20 Series “F” Convertible Notes with an Aggregate value of $1,585,004 convertible at $1.25 into shares of common stock. As of December 31, 2024, there were no other issuances outstanding.

Other Stock Issuances

During fiscal year 2024, the Company issued no options under the Company’s 2021 Stock Incentive Plan (the “Plan”).

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated events occurring subsequent to December 31, 2024, through the date these financial statements were issued, and has determined that the following events qualify as subsequent events.

Two small loans with an aggregate of face value of $20,000 that were concluded on January 31, 2024, with two third party shareholder were extended and will now expire on July 30, 2026.

January 3, 2025, the Company issued a Series “F” Note with a face value of $145,000 issued to a non-related third-party shareholder that will mature January 02, 2027.

April 3, 2025, the Company issued a Series “F” Note with a face value of $75,000 issued to a non-related third-party shareholder that will mature April 02, 2027

April 17, 2025, the Company issued a Series “F” Note with a face value of $100,000 issued to a non-related third-party shareholder that will mature April 16, 2027

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

As of December 31, 2024 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The material weaknesses were identified by our management in connection with the review of our financial statements for the fiscal year ended December 31, 2024.

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

Changes in Internal Control over Financial Reporting.

During the last quarter of the Company’s fiscal year ended December 31, 2024, there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

[Not applicable]

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following individuals currently serve as our executive officers and directors:

Name	Age	Positions
Benton H Wilcoxon	75	Chief Executive Officer and Director
John Michael Johnson	59	President, Director and Chief Financial Officer

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

John Michael Johnson

Mr. Johnson has served as Director, President, Chief Financial Officer of NEXT-ChemX Corporation since April of 2021. Mr. Johnson brings professional experience gained from his services to a variety of public and privately held middle market businesses for over 30 years. Mr. Johnson previously was the CEO of Future Capital Holdings for over 5 years. Mr. Johnson’s financial career began at Fidelity Investments in 1990 in the institutional trading division. From approximately 1992-2001 Mr. Johnson worked at various broker dealers in both retail and institutional sales. During this period Mr. Johnson also was a 25% partner in Southern California Equity Group, Inc., a franchise broker dealer located in La Jolla California. During these years Mr. Johnson participated in IPO’s, secondary offerings, debt, equity financing, as well as private placements both on the retail and institutional level. In approximately 2002 Mr. Johnson became an independent consultant working for various small cap growth companies providing services for his clients to raise capital and navigate through the public markets. His primary focus has been identifying funding sources, structuring financings, and negotiating the terms of capital. Mr. Johnson received his Bachelor of Science degree in Economics in 1989 from Fitchburg State University.

Audit Committee and Audit Committee Financial Expert

We do not currently have an audit committee financial expert, nor do we have an audit committee. Our entire board of directors, which currently consists of Mr. Wilcoxon and Mr. Johnson, oversees the functions that would otherwise be managed by an audit committee. We do not currently have the capital resources to pay director fees to a qualified independent expert who would be willing to serve on our board and who would be willing to function as an audit committee financial expert. As our business expands and as we appoint others to our board of directors, we expect that we will seek a qualified independent expert to become a member of our board of directors. Before retaining any such expert our board would decide as to whether such person is independent.

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

During management’s review of the reporting of Insiders during the fiscal year ended December 31, 2024, no issues were found.

Code of Ethics

Our board of directors has adopted a code of ethics that governs our officers, directors and any person performing similar functions. Currently Mr. Wilcoxon and Mr. Johnson, being are our directors, are the only people subject to the Code of Ethics. If we retain additional directors and officers in the future, including those appointed to act as our principal financial officer, principal accounting officer, controller or persons serving similar functions, they would become subject to the Code of Ethics. The Code of Ethics does not indicate the consequences of a breach of the code. If there is a breach, the board of directors would review the facts and circumstances surrounding the breach and take action that it deems appropriate, which action may include dismissal of the employee who breached the code. Currently, since Mr. Wilcoxon, Mr. Johnson serve as our directors and key officers, they are responsible for reviewing their own conduct under the Code of Ethics and determining what action to take in the event of their own breach of the Code of Ethics.

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

As of December 31, 2024, all senior executives of the Company have signed employment agreements governing their duties and remuneration. These provide for the annual base compensation to be reviewed annually as well as eligibility to receive an annual bonus at the discretion of the Board of Directors.

An executive officer’s unpaid salary shall accrue until paid by the Company, however, the executive shall have the right, but not the obligation, to be paid all or a portion of his accrued and unpaid salary in shares of the Company’s common stock if he so elects on the first business day of each calendar quarter.

Executives are also entitled to participate in and shall receive all benefits under any pension benefit plans provided by the Company (including without limitation participation in any Company incentive, savings and retirement plans, practices, policies, and programs) should such plans be organized. To date no such plans have been organized.

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

During fiscal year 2024, John Michael Johnson, a Director, Officer and employee of the Company received a total of 10,000 Class “A” Preferred shares and 10,000 Class “F” Preferred shares.

During fiscal year 2024, no executive has received their full salary, nor were any options issued, nor were any other forms of remuneration or in kind paid or granted not otherwise disclosed.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Shares of Common Stock of the Company

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of December 31, 2024, by: (i) each current director, each nominee for director and executive officer of the Company; (ii) all directors and executive officers as a group; and (iii) each shareholder who owns more than five percent of the outstanding shares of the Company’s Common Stock. Except as otherwise indicated, the Company believes each of the persons listed below possesses sole voting and investment power with respect to the shares indicated.

Name and Address	Number of shares	Percentage Owned (1)(2)
NEXT-ChemX Corporation,
8 The Green, Ste A, Dover, Kent, Delaware 19901	23,844,448	83.527%
Ann Mollicone
1500 Vine Street, Somerset MA 02726	1,873,570	6.563%

(1)	This table is based upon 28,546,834 shares issued and outstanding as of December 31, 2024.

(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the shares. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options or warrants but are not deemed outstanding for computing the percentage of any other person.

Shares of Preferred Stock of the Company

The following tables sets forth certain information regarding beneficial ownership and voting rights of the Company’s two series of Preferred Stock as of December 31, 2024, Class “A” and Class “F”, by: (i) each current director, each nominee for director and executive officer of the Company; (ii) all directors and executive officers as a group; and (iii) each shareholder who owns more than five percent of the outstanding shares of the Company’s Common Stock. Except as otherwise indicated, the Company believes each of the persons listed below possesses sole voting and investment power with respect to the shares indicated.

CLASS “A” PREFERRED STOCK: Name and Address	Number of shares	Percentage Owned (3)(4)
The Board of Directors of NEXT-ChemX Corporation,
1980 Festival Plaza Drive, Summerlin South 300, Las Vegas, NV 89135	10,000	50%
John Michael Johnson
1980 Festival Plaza Drive, Summerlin South 300, Las Vegas, NV 89135	10,000	50%

(3)	This table is based upon 20,000 shares of Class “A” Preferred Stock issued and outstanding as of December 31, 2024.

(4)	Each share of Class “A” Preferred Stock senior to all Common Stock and is entitled to Five Hundred (500) votes on any matter on which any of the shareholders are required or permitted to vote.

CLASS “F” PREFERRED STOCK: Name and Address	Number of shares	Percentage Owned (5)(6)
The Board of Directors of NEXT-ChemX Corporation,
1980 Festival Plaza Drive, Summerlin South 300, Las Vegas, NV 89135	10,000	50%
John Michael Johnson
1980 Festival Plaza Drive, Summerlin South 300, Las Vegas, NV 89135	10,000	50%

(5)	This table is based upon 20,000 shares of Class “F” Preferred Stock issued and outstanding as of December 31, 2024.

(6)	Each share of Class “A” Preferred Stock senior to all Common Stock and is entitled to One Thousand (1,000) votes on any matter on which any of the shareholders are required or permitted to vote.

Distribution of Shareholder Voting Rights

Each Share of common stock outstanding is entitled to one vote, representing a total number of 28,546,834 votes;

Each share of Class A Preferred outstanding is entitled to 500 votes, representing 10 million votes; and

Each share of Class F Preferred outstanding is entitled to 1,000 votes, representing 20 million votes.

With a total of 58,546,834 possible votes at shareholders’ meetings, shareholders with shares of common stock control, together 48.76% of the total possible votes at any meeting of the shareholders at which decisions are to be made.

John Michael Johnson controls 10,000 Class A Preferred shares giving 5 million votes and 10,000 Class F Preferred shares giving 10 million votes and 57,473 shares of common stock, giving him control of a total of 20,057,473 votes at any meeting of the shareholders at which decisions are to be made (34.26%).

In addition, the Board of directors of the Company, of which John Michael Johnson is a member, controls 10,000 Class A Preferred shares giving 5 million votes and 10,000 Class F Preferred shares giving 10 million votes, giving the Board of Directors control of a total of 20 million votes at any meeting of the shareholders at which decisions are to be made (34.16%).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Certain Relationships

One Director and officer of the Company also sits on the Board of Directors and as an officer of the controlling Shareholder of the Company (Delaware registered) and exercises control over the voting of the majority, 83.5% of the shares eligible to vote at the meeting of the Shareholders of the Company.

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

Since fiscal year 2021, J. Michael Johnson, a director and officer of the Company, has provided certain operating funds to the Company as follows:

A promissory note dated April 28, 2021, in the amount of $15,000 paying 5% interest that came due November 1, 2021. At the time of maturity, the interest due was waived and the amount of $15,000 was put into a new convertible note dated November 12, 2021, paying 8% interest and with a 1-year maturity, convertible into shares at a conversion rate of $1.00 per share. The full amount owed was converted into shares of Common Stock of the Company on December 10, 2022.

Two promissory notes dated (i) September 17, 2021, in the amount of $2,500 paying 5% interest and (ii) October 18, 2021, in the amount of $3,400 paying 5% interest were repaid in full on November 1, 2022, and October 18, 2022, respectively.

As of December 31, 2024, directors, officers and employees, including full time consultants, were owed a total of $2,219,952 for salaries, remuneration and expenses. Of this $690,112 is owed to three senior officers and employees (including consultants) benefiting from the change in control provision that would see their unpaid salaries multiplied by 3 1/3 time if the outstanding were not paid prior to the change of control.

John Michael Johnson was issued 10,000 Class “A” Preferred shares giving 5 million votes and 10,000 Class “F” Preferred shares giving him control of 34.26% of the voting rights cast at any meeting of the shareholders at which decisions are to be made.

In addition, the Board of Directors of the Company, was issued 10,000 Class “A” Preferred shares giving 5 million votes and 10,000 Class “F” Preferred shares giving the Board of Directors control of 34.16% of the voting rights cast at any meeting of the shareholders at which decisions are to be made.

Director Independence

As of December 31, 2024, Benton Wilcoxon and John Michael Johnson were the sole directors of the Company. They are not considered “independent” in accordance with rule 4200(a)(15) of the NASDAQ Marketplace Rules. We are not currently traded on NASDAQ and are therefore not required to comply with the NASDAQ Marketplace Rules.

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

TAX FEES

$0 was paid to a tax consultant in 2024 for the preparation of the 2023 tax filings.

ALL OTHER FEES

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors’ responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of Directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal years ended December 31, 2024, and December 31, 2023 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption “All Other Fees”, which are currently none, is compatible with maintaining the auditor’s independence.

The board approved all fees described above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

The following documents are filed as part of this 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

●	NEXT-ChemX Corporation Statements of Operations and Comprehensive Loss for the years ended December 31, 2024 and 2023

●	NEXT-ChemX Corporation Stockholders’ Deficit for the period from December 31, 2024 to December 31, 2023

●	NEXT-ChemX Corporation Statements of Cash Flows for the years ended December 31, 2024 and 2023

●	NEXT-ChemX Corporation Notes to Consolidated Financial Statements

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

NEXT-ChemX Corporation
(Registrant)

By	/s/ Benton H Wilcoxon
Benton H Wilcoxon
Chief Executive Officer

Date	April 30, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By	/s/ John Michael Johnson
John Michael Johnson
President, Chief Financial Officer

Date	April 30, 2025

