Form 10-Q
period 2025-03-31
NEXT-ChemX Corporation.
filed 2025-05-19
CIK 1657045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 19, 2025 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	28,546,834

NEXT-ChemX Corporation

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2024

2

NEXT-CHEMX CORPORATION

INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

PART I

FINANCIAL INFORMATION

Important Notice: Deficient Report

The financial statements that form part of the present Quarterly Report on Form 10-Q for the period covering the first quarter of 2025 (the “2025 10-Q”) have not been reviewed by a registered public accounting firm, this filing must therefore be considered as substantially deficient. On May 3, 2024, the Company was made aware that its long standing auditors, BF Borgers CPA PC, had been denied the privilege of appearing or practicing before the Securities and Exchange Commission (the “SEC”) as an accountant. The Company appointed a new registered public accounting firm: Fruci & Associates II PLLC, Certified Public Accountants based in Spokane, Washington (“Fruci & Associates”) to replace Borgers. Due to a vastly increased workload, however, Fruci & Associates were unable to bring the Company’s reporting up to date during 2024. On April 28, 2025, the Company refiled its 2023 Annual Report on Form 10-K/A with the financial statements fully audited by Fruci & Associates. Any changes made in the refiled 2023 10-K/A were then incorporated into the Company’s unaudited Annual Report on Form 10-K for the year ending 2024 filed on April 30, 2025 and into this present Report that is not reviewed. Both the 2024 10-K report and this present quarterly report have not been either audited or reviewed due to time constraints. Attention is drawn to the fact that the Company’s quarterly financial statements for the year 2024 remain unreviewed by the Company’s auditors. The present deficiency is entirely due to circumstances beyond the control of the Company.

The Company has no reason to believe that this present 2025 first quarter 10-Q cannot be relied upon because of an error in the financial statements. The Company continues to with Fruci & Associates to carry out the necessary auditing and reviews that will bring the Company’s reporting up to date and in full compliance, and will make every effort to support Fruci & Associates achieving this as soon as possible.

ITEM 1. FINANCIAL STATEMENTS.

NEXT-ChemX Corporation

Condensed Balance Sheets

(Unaudited)

(Not Reviewed)

	NOT REVIEWED March 31,	NOT REVIEWED December 31,
	2025	2024
ASSETS
Current Assets:
Cash	$612	$62,547
Financial Assets	47,248	38,549
Prepaid expense and other current assets	617,003	604,368
Total Current Assets	664,863	705,464

Property and equipment, net	5,951	7,285
Intangible asset, net	2,504,740	2,542,185
Total Non-current Assets	2,510,691	2,549,470

Total Assets	$3,175,554	$3,254,934

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$3,329,257	$3,119,281
Other Current Liabilities	500,000	500,000
Loan payable	845,000	845,000
Due to related party	139,015	107,445

Total Current Liabilities	4,813,272	4,571,726

Non-Current Liabilities:
Notes payable	1,730,004	1,585,004
Total Non-Current Liabilities	1,730,004	1,585,004

Total Liabilities	$6,543,276	$6,156,730

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 20,000 Series A	20	20
20,000 Series F Preferred stock issued and outstanding as of December 31, 2024	20	20
Common stock, $0.001 par value, 100,000,000 shares authorized, 28,546,834 issued and outstanding	28,547	28,547
Additional paid-in capital	5,396,053	5,396,053
Accumulated deficit	(8,792,362)	(8,326,436)
Total Stockholders’ Equity (Deficit)	(3,367,722)	(2,901,796)

Total Liabilities and Stockholders’ Equity (Deficit)	$3,175,554	$3,254,934

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXT-ChemX Corporation

Condensed Statements of Operations

(Unaudited)

(Not Reviewed)

	Three Months Ended
	March 31,
	NOT REVIEWED 2025	NOT REVIEWED 2024

Revenues	$-	$-

Operating expenses
Salaries and Employee Benefits	174,000	237,609
Professional fees and contractors	158,222	200,100
Depreciation and amortization	38,780	38,780
Other Operating Expense	43,760	43,092
Total operating expenses	414,762	519,581

Income (loss) from operations	(414,762)	(519,581)

Other income (expense)
Other Income	12,801
Interest expense	(63,965)	(36,827)
Total other expense	(51,164)	(36,827)

Net income (loss)	$(465,926)	$(556,408)

Net gain (loss) per common share: Basic and diluted	$(0.02)	$(0.02

Weighted average number of common shares outstanding: Basic and diluted	28,546,834	28,546,834

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXT-ChemX Corporation

Condensed Statement of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

(Not Reviewed)

For the Three Months Ended March 31, 2025

	Preferred Stocks		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance December 31, 2024	40,000	$40	28,546,834	$28,547	$5,396,053	$(8,326,436)	$(2,901,796)

Net loss						(465,926)	(465,926)
Balance March 31, 2025	40,000	$40	28,546,834	$28,547	$5,396,053	$(8,792,362)	$(3,367,722)

For the Three Months Ended March 31, 2024

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares NOT REVIEWED	Amount NOT REVIEWED	Capital NOT REVIEWED	Deficit NOT REVIEWED	Deficit NOT REVIEWED
Balance December 31, 2023	28,546,834	$28,547	$5,396,053	$(6,512,110)	$(1,087,510)
Net loss				(556,408)	(556,408)
Balance March 31, 2024	28,546,834	$28,547	5,396,053	$(7,068,518)	$(1,643,918)

The accompanying notes are an integral part of these consolidated financial statements.

NEXT-ChemX Corporation

Condensed Statements of Cash Flows

(Unaudited)

(Not Reviewed)

	For the nine months ended
	March 31,
	2025 NOT REVIEWED	2024 NOT REVIEWED
CASH FLOWS FROM OPERATING ACTIVITIES
Net income(loss)	$(465,926)	$(556,408)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,780	38,780
Other income received in form Shares of Stocks	-	-
Unrealized loss on trading securities	(8,699)	19,987
Changes in Operating Assets and Liabilities:
Related Party Advances	31,570	20,207
Prepaid expenses	(12,635)	(4,178)
Accounts payable and accrued liabilities	209,975	188,924
Net cash provided by (used in) operating activities	(206,935)	(292,688)

INVESTING ACTIVITIES
Purchase of property and equipment	-	-
Net cash provided by (used in) investing activities	-	-

FINANCING ACTIVITIES
Proceeds from the Stock Issuance of Common Stocks	-	-
Proceeds from convertible notes payable - related party	-	-
Net proceeds from convertible notes payable	145,000	365,000
Net proceeds from loan payable	0	20,000
Repayment of notes payable	-	-
Net cash provided by (used in) financing activities	145,000	385,000

Net increase (decrease) in cash	(61,935)	92,312
Cash, beginning of year	62,547	2,458
Cash, end of the period	$612	$94,770

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-	$-
Interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Common Stock issued on Conversion of 3rd party loan	$-	$-
Common stock issued on conversion of related party notes payable and accrued interest	$-	$-
Stock issued on 3rd Party as other expense	$-	$

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXT-ChemX Corporation

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2025

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

During the first quarter of 2025, the Company has continued to manage the construction of the first of two pilot plant systems that will form the basis of its ongoing commercialization efforts by demonstrating the scalability of the system for commercial purposes. This will be done by providing actual commercial data to define typical running costs, and by generating commercial interest by processing samples supplied by potential customers to demonstrate the iTDE technology’s capabilities commercially. The two planned systems include (i) a smaller flexible system utilizing the iTDE Technology that will enable the processing of solutions containing lithium to demonstrate the commercial viability of the system; and (ii) a larger system that will handle the processing of industrial quantities of brines, better demonstrating the scalability and performance of the system when used commercially to extract lithium.

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

NOTE 2 – GOING CONCERN

The Company has incurred losses since its inception on August 13, 2014, resulting in an accumulated deficit of $ 8,792,362 as of March 31, 2025 and a working capital deficit of $4,148,409. On December 31, 2024, the Company had a working capital deficit of $3,866,262 and a total accumulated deficit of $8,326,436. This represents an increase in the accumulated deficit of $465,926 during the first quarter 2025.

As of March 31, 2024, the Company had an accumulated deficit of $7,068,518 and a working capital deficit of $ 3,944,727. This represents an increase in the accumulated deficit of $1,723,844 over the twelve month period between the end of the first quarter 2024 and the end of the first quarter 2025.

Further losses are anticipated in the development of its business.

Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success and timing of the Company’s development efforts and its efforts to raise capital in a timely fashion as required to pursue such development in an optimal manner. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future. Moreover, the reliance of the Company on short term debt (one to two years) to fund the Company’s business necessitates the constant need to extend or refinance such debt. While the lenders are shareholders and have historically agreed always to extend the debt, there can be no assurance that the shareholders will continue to extend such support.

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

The ability to continue as a going concern is dependent not only on the Company’s ability to raise financing sufficient to complete its technology commercialization plan, but also its ability to generate profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, supplemented by loans from related parties, the reorganization of part of portions of its debt into equity, and when business progress is made, with a private placement of common stock either directly or as a convertible debt offering. However, there can be no assurances that management’s plans will be successful.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited condensed interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim financial statements should be viewed in conjunction with the audited financial statements of the Company for the year ended December 31, 2023 together with the unaudited financial statements for the year ended December 31, 2024.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could and will differ from those estimates.

Intangible asset

The iTDE Technology is classified as a finite intangible asset by the Company based on the patents already filed to protect the technology.

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

NOTE 4 – PREPAID EXPENSE AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets amounted to $617,003 as of March 31, 2025, it was increased from the $604,368 reported as at December 31, 2024. This represents an increase of $12,635 during the period. The increase in prepaid expense recorded in 2025 was the result of certain advances in aggregate totaling of $496,025 made to a third-party under an agreement whereby the company will earn interest on the said advance with the right to convert the amount owing into the acquisition of certain technology at its exclusive option. At year end this advance, together with outstanding interest, formed $535,503 of the current assets. The Company also recorded a total of $9,300 advanced to one employee, neither an officer nor a director of the Company.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of March 31, 2025, and December 31, 2024, accounts payable and accrued liabilities consisted of as follows:

	March 31,	December 31
	2025	2024
Accounts payable and accrued expenses	$938,155	$898,876
Accrued payroll	2,085,841	1,978,458
Accrued interest	305,261	241,947
Total	$3,329,257	$3,119,281

As at March 31, 2025, the Company debt payable to shareholders during fiscal 2025, unless such debt is extended beyond fiscal 2025, is due as follows:

Period	Aggregate of Loan Amounts Falling	Due Number of Loans Falling Due	Anticipated Interest Amount Payable at Maturity
3rd Quarter 2025	$250,000	2	$50,000

The majority of such loans outstanding to shareholders ($575,000) will fall due in fiscal year 2026.

On February 29, 2024, the Company concluded a total of seven agreements with its senior employees, consultants, and third-party professionals and with one former employee. These agreements set out the terms under which such persons would receive their past indebtedness except for the employee that resigned, their future remuneration. Each of these agreements provides for all the indebtedness due to the respective persons to become due and payable as soon as the Company shall have either (i) achieved an annual EBITDA of $5 million per annum as indicated by reference to the Annual Report of the Company on Form 10-K or if no such report is filed, in accordance with the audited financial reports presented to the shareholders, or, (ii) achieved a quarterly income figure of $12 million, or, (iii) the Board of Directors of the Company shall declare the Indebtedness due. Until such time as payment is made, all Indebtedness shall incur interest at 8%. The Agreements additionally provide for the respective salaries fixed in the employment agreements to be reduced to at least ¼ of the amount of remuneration set forth in the employment or consulting agreement from March 1, 2024. Remuneration will increase to ½ of the agreed salary either (a) on the date on which the Company shall raise more than $3 million in equity or debt finance, or (b) the date on which the Company shall receive booked revenue.

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

As of March 31, 2025, none of these agreements had entered into force.

NOTE 6 – CONVERTIBLE NOTES, PROMISSARY NOTES AND LOANS

During the three months ended March 31, 2025, the Company issued one convertible note with aggregate amount of $145,000 and will mature in 24 months. Total of twenty-one of convertible notes outstanding with aggregate value of $1,730,004.

As of March 31, 2025, the Company had nine outstanding loans with an aggregate value of $845,000. Each of these loans is repayable in one year and pays 10% interest annually in arrears. The Company did not contract any loan during the three months ending March 31, 2025.

During the three months ended March 31, 2025, the Company recognized interest expense on its loans and convertible notes of $63,965.

NOTE 7 – RELATED PARTY TRANSACTIONS

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

As of March 31, 2025, Directors, Officers and employees, including certain full-time consultants, were owed a total of $2,404,296 for salaries, remuneration and expenses. Of this $2,155,114 is owed to five senior officers and employees (“Senior Managers”).

On March 31, 2025, the following Directors and officers were owed the following amounts:

Name	Title	Amount owing ($)	Accumulated Leave ($)	Total Liability ($)
Benton Wilcoxon	Director, CEO	81,271	19,930	101,201
John Michel Johnson	Director, President & CFO	277,363	24,947	302,310
Total Liability:		1,339,241	71,480	1,410,721

All the above Directors, Officers, employees, consultants and professionals owed remuneration and expenses by the Company are considered important to the Company’s operations and business. The Company holds agreements on the deferral of debt with seven of the above that will enter into force under certain conditions whereby the shareholder debtors agree to convert their debt into equity. Two consultants owed a total of $71,100 have voluntarily accepted delays in payment of their remuneration.

NOTE 8 – VALUE OF FINANCIAL INSTRUMENTS

As of March 31, 2025, the Company holds certain shares in the AIM publicly traded company Clontarf Energy plc. The table below sets forth the fair market value of the shareholding based on the closing price for the shares on the AIM market. As at March 31, 2025, the market price for Clontarf shares was GBP0.00038, putting the Fair Value of the Investment at $47,248.

The Company recognized a loss of $54,277 on the shareholding when measured against the market price on the AIM market on the date of the acquisition of the shareholding.

From the acquisition Date to period cover March 31, 2025, FMV

	Date	Number of Shares	Market Price	Exchange Rate	Amount in USD
Acquisition Date	31-May-23	96,250,000.00	GBP 0.00085	1.24095	101,525
Period End	31-March-25	96,250,000.00	GBP 0.00038	1.2918	47,248
Unrealized Loss					(54,277)

Three month covering the period January to March 31, 2025, FMV

	Date	Number of Shares	Market Price	Exchange Rate	Amount in USD
Year end	31-December-24	96,250,000.00	GBP 0.00032	1.2516	38,549
Period End	31-March-25	96,250,000.00	GBP 0.00038	1.2918	47,248
Unrealized Gain					8,698

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 and 5,000,000 shares of preferred stock with a par value of $0.001. There was no preferred stock issued and outstanding as of March 31, 2024.

On March 31, 2025, there were 28,546,834 shares of common stock outstanding.

During the three months ended March 31, 2025, the Company issued no shares of common stock.

During the three months ended March 31, 2025, the Company issued no options under the Company’s 2021 Stock Incentive Plan (the “Plan”).

During the three months ended March 31, 2025, the Company issued no convertible debt exchangeable into shares of common stock.

NOTE 10 – SUBSEQUENT EVENTS

The seven agreements signed on February 29, 2024, by the Company with its senior employees, consultants, and third-party professionals as well as with a former employee under which certain provisions were agreed to defer the debts owing to such persons became invalid on May 30, 2024.

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

Currently, the primary focus of the business is on completion of the first of two pilot plants embodying the iTDE Technology system that will enable the demonstration of the extraction system for the extraction of lithium, calcium, magnesium, boron, and certain other elements. The first system will provide greater flexibility to optimize and extend the reach of the process, allowing for replacement of sensor systems and variation of process parameters. It is anticipated that this pilot plant will not only demonstrate the system and its ability to target lithium using naturally occurring brines and liquors (solutions of crushed ores) but also provide a platform to optimize the extraction process and extend the extraction to other elements. The first pilot plant will enable the Company to establish the percentage level of extraction including the purity of the extracted elements and the chemical form of the extracted elements. This will give a clear indication of the economics of the process.

A second pilot plant system is planned to use the experience from the first pilot plant to improve the current design enabling higher throughputs and a better processing ability for marketing purposes.

The Company believes it has the ability of the system to scale up due to its modular configuration: adding more units increases the extraction potential. It is anticipated following successful completion and trial and calibration of the iTDE System pilot plant, the Company will launch the commercial testing and deployment of its system that will enable the commercial deployment of the system.

Results of Operations

The following table summarizes the results of our operations during the three months ended March 31, 2025, and 2024, respectively:

	Three Months Ended
	March 31
	2025	2024	Change

Revenues	$-	$-	$-
Operating expenses	414,762	519,581	(104,819)
Other (Income) expense	51,164	36,827	14,337
Net profit (loss)	(465,927)	(556,408)	(90,481)
Profit (Loss) per share of common stock	(0.02)	(0.02)	-

During the first quarter of 2025, the Company continued to operate without revenues. Management continued to keep operating costs to the minimum with a slight decrease when compared to the same period of 2024. The largest reduction resulted from the decision not to carry forward and accumulate leave not taken during 2025, this resulted in a decrease of $90,481 for the quarter as no untaken leave was accrued. A reduction in direct employment was largely offset by an increase in consulting fees as the loss of employees led to the need to contract advice and work. There was a slight increase in the value of the value of the shares held by the Company in Clontarf, but broadly the expenses remained the same with the exception of legal fees required to examine the actions by a third party that had a materially disruptive effect on the Company’s business, increased travel expenses associated with operating in India and business in Turkey. Finally, the Company included amortization expense of $37,446 on its intangible asset that was booked in the financial statements filed on the 2023 Form 10-K/A and 2024 Form 10-K but was not recorded in the quarterly financial statements filed for the first quarter of 2024. These latter statements are expected to be refiled once a review has been conducted by the Company’s Auditors.

Liquidity and Capital Resources

As of March 31, 2025, we had total current assets of $664,885 and an accumulated deficit of $8,792,362.

Our operating activities used $206,935 in cash for the three months ended March 31, 2025, while our operations used $292,688 cash in the three months ended March 31, 2024. During the period, the Company has continued to focus attention on the work necessary to complete its pilot plants currently underway in India. Strategically it is considered necessary to complete the pilot plants to enable the Company to move to the next stage of its marketing plan: to demonstrate the system and its extraction economics to potential users. The Company currently has several companies interested in evaluating the system using their brines and these tests will consume a considerable amount of time once the pilot plants are ready to process. Management considers it preferable to focus on this work, and this has led to an overall reduction in expenses prior to reengaging in other activities.

Our cash requirements continue to be primarily for the manufacture of the iTDE System pilot plant with the purchase of equipment, materials, and operating expenses for the development of pilot plant systems, payroll, intellectual and other expenses. During fiscal 2025, provided funding is available, the Company plans to open new corporate offices with the organization of an initial production facility set for fiscal 2026 based on the results of the Pilot Plant trials.

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

Changes in Internal Control Over Financial Reporting

Principal financial controls are managed by the Company’s controller who maintains the accounts under the supervision of the President and Financial Officer. At present the Company still relies on advances by officers and employees using their own means of payment to fund the Company, these are then repaid (or accumulated as debt) against an accounting of such expenses. The Company plans to issue its own means of payment in the future that would improve efficiency and transparency. The Company changed its bankers during the third quarter 2023. While we believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any Company have been detected, the Company continues to improve its control environment with a view to establishing an effective control environment and to satisfying the Company auditors of the same.

PART II

OTHER INFORMATION

Item 1 - Legal Proceedings

On April 26, 2024, Judge Elizabeth Leonard of the Midland County District Court in Midland, Texas (the “Court”) entered a Third Turnover Order (the “Turnover Order”). The Turnover Order required the NEXT-ChemX Corporation (the “Company”), a Nevada public corporation, to turn over 15,866,096 of its common shares to Glenn A. Little, the manager and sole owner of Sparkie Properties LLC (“Sparkie”), plaintiff in a lawsuit to recover $887,500.02 (as of March 30, 2025, net accrued and running interest, collection costs, and late payment penalties) in principal (the “Loan”) previously loaned to NextMetals, Limited, a Gibraltar company (“NextMetals”). The loan was documented and underwritten through a series of promissory notes (the “Notes) issued by NextMetals. Three of these Notes were guaranteed by Benton Wilcoxon, who was, at the time of these advances, an officer and director if NextMetals.

The securities referenced in the foregoing Turnover Order were registered to a corporation with the same name as the Company, but which business was registered in Texas. The Turnover Order provided for this transfer of shares to Sparkie Properties LLC, a Delaware limited liability company managed by Glenn Little, who was also appointed by Judge Leonard’s improvident order to be the receiver of the aforementioned privately held Texas corporation.

This decree was entered, despite the fact that neither the privately held Texas corporation holding shares in the public company (also registered as NEXT-ChemX Corporation, but in Nevada, not Texas) nor the Company itself was ever named as a defendant in Sparkie’s petition for recovery of its loans, served process in the underlying litigation, nor involved in the lawsuit giving rise to the Midland Court’s Turnover decree. The Turnover Order arose from litigation in the cause entitled as Sparkie Properties L.L.C. v. NextMetals Limited and Benton Wilcoxon, CV 58242, In the District Court of Midland County, Texas, 238th Judicial District. The shares of the Company owned by NEXT-ChemX Corporation, the privately held Texas corporation, were alleged, erroneously, to belong to NextMetals Limited, a defendant in the litigation, rather than the aforementioned closely held Texas private company.

NextMetals Limited, a Gibraltar corporate defendant in the litigation that gave rise to the Turnover Order, owned shares in the closely held Texas private company, NEXT-ChemX Corporation. However, the Turnover Order issued by Judge Elizabeth Leonard of the Midland County District Court ordered the immediate seizure and turn over of shares in the Nevada pubic company belonging to NEXT-ChemX Corporation, the Texas entity.

The similarity of names between the Nevada public company and the private Texas corporation came about in 2021, when the Company changed its business model and adopted the name of its principal shareholder. This is because the privately held Texas corporation contributed the technology currently exploited by the Company in exchange for a controlling number of shares. These material facts were ignored by the Court; moreover, when the private Texas company whose assets were under threat of forfeiture approached the Court to be heard, the judge refused to schedule a hearing. The Texas private corporation’s due process rights were further violated when Judge Leonard entered a judgment damaging both the private Texas corporation and the Nevada public Company, thereby effectively depriving the Texas company of its major asset.

The Turnover Order is not a final order, as it is currently on appeal with the Texas Court of Appeals for the 11th District in Eastland, Texas.

When the Company received notice from its transfer agent, Empire Stock Transfer Inc. (“Empire”) of Henderson, Nevada, that, irrespective of the ongoing appeal of the Turnover Order and the fact that the shares covered by the Turnover Order were not the property of Sparkie Properties, LLC, Empire nevertheless advised the Company that it intended to and did issue the shares described in the Turnover Order. The Company immediately terminated Empire as its transfer agent due to its failure to communicate effectively and timely with the Company and Empire’s refusal to recognize the fact that that Judge Leonard’s Turnover Order was not a final decree because of the appeal filed in the Texas Court of Appeals by Defendants Wilcoxon and NextMetals, Ltd. The termination of Empire as the Company’s transfer agent was undertaken via email and written correspondence delivered on May 23, 2024. Empire received the termination notification from the Company, as it acknowledged the receipt of its dismissal in a confirming electronic mail. During the summer of 2024, the Texas private company transferred all of its shareholdings in the Company to a company bearing the same name and registered in Delaware. NEXT-ChemX Corporation of Delaware currently holds these shares.

Although Empire no longer represented NEXT-ChemX Corporation, the Nevada public company, Empire, without any legal authority or authorization, cancelled the shares owned by NEXT-ChemX Corporation, currently the closely held Delaware corporation, and issued new certificates representing 15,866,096 common shares purportedly in the public company. These securities were divided into two certificates, both of which were issued to and in the name of Glenn A. Little, as Director and Receiver of NEXT-ChemX Corporation, the now defunct Texas corporation,. The Company does not recognize either the right of Empire to issue these certificates against the direct and specific written instructions of the Company nor the ownership of the certificates by Mr. Little.

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

Date: May 19, 2025	NEXT-ChemX Corporation

	By:	/s/ Benton Wilcoxon
Benton Wilcoxon
Chief Executive Officer
(Principal Executive Officer)

