Form 10-Q/A
period 2024-03-31
NEXT-ChemX Corporation.
filed 2025-06-30
CIK 1657045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of June 27, 2025 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	28,546,834

IMPORTANT NOTICE

On May 3, 2024, the Company was made aware that its long standing auditors, BF Borgers CPA PC, had been denied the privilege of appearing or practicing before the Securities and Exchange Commission (the “SEC”) as an accountant. In view of the nature of the actions taken by the SEC in relation to the Company’s former auditor, the SEC required the Company to have its new auditors review 2 years of its quarterly financial statements along with the reaudit of 2 years of annual financial statements. This has resulted in a deficiency in the Company’s filings entirely due to circumstances beyond the control of the Company. The Company appointed a new registered public accounting firm: Fruci & Associates II PLLC, Certified Public Accountants based in Spokane, Washington (“Fruci & Associates”) to replace BF Borgers.

This present Quarterly Report filed on Form 10-Q/A (the “Report”) includes modifications resulting from the completion of the audit carried out by Fruci & Associates on the Company’s 2023 Annual Report filed on Form 10-K/A on April 28, 2025 as well as the review of the present restated Report and is duly filed in replacement of the original July 15, 2024 filing.

The principal change to the 10-Q are as follows:

Two important adjustments were made to the Company’s financial statements: 1) the Company’s technology, considered in filings since September 2021 to be an indefinite intangible asset was reevaluated and is now considered to have an estimated useful life equivalent to the period of its underlining patent protection, appropriate amortization being charged to the value of the asset accordingly. This has resulted in an adjustment of $495,592 to the asset value as of March 31, 2024. This has resulted in a charge of $187,227 against the value of the asset as amortization; and 2) the balance sheet was readjusted to include $308,365 of retained earnings.

On the Company’s condensed balance sheet, the Company will now report any “Commitments and Contingencies” as a separate line item.

Generally, the Report has been made consistent with the Company’s 2023 Annual Report filed on Form 10-K/A on April 28, 2025 and with the introduction of small changes in presentation and with some greater detail to improve disclosure.

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

NEXT-ChemX Corporation

Quarterly Report on Form 10-Q/A

For the Quarter Ended March 31, 2024

Caution Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q/A, including, without limitation, statements containing the words “believes”, “anticipates”, “expects” and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

Given these uncertainties, readers of this Form 10-Q/A and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

2

NEXT-CHEMX CORPORATION

INTERIM FINANCIAL STATEMENTS

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEXT-ChemX Corporation

Condensed Balance Sheets

	March 31,	December 31,
	2024	2023
	(restated)	(audited)
ASSETS
Current Assets:
Cash	$94,770	$2,458
Financial Assets	44,957	64,944
Prepaid expense and other current assets	77,103	72,925
Total Current Assets	216,830	140,327

Property and equipment, net	11,287	12,621
Intangible asset, net	2,654,522	2,691,967
Total Non-current Assets	2,665,809	2,704,588

Total Assets	$2,882,639	$2,844,915

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$2,632,132	$2,443,207
Other Current Liabilities	511,980	511,980
Loan payable	965,000	945,000
Due to related party	52,445	32,238
Total Current Liabilities	4,161,557	3,932,425

Non-Current Liabilities:
Notes payable	365,000	-
Total Non-Current Liabilities	365,000	-

Total Liabilities	$4,526,557	$3,932,425
Commitments and Contingencies	-	-
Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 28,546,834 issued and outstanding	28,547	28,547
Additional paid-in capital	5,396,053	5,396,053
Accumulated deficit	(7,068,518)	(6,512,110)
Total Stockholders’ Equity (Deficit)	(1,643,918)	(1,087,510)

Total Liabilities and Stockholders’ Equity (Deficit)	$2,882,639	$2,844,915

The accompanying notes are an integral part of these condensed financial statements.

NEXT-ChemX Corporation

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
	(restated)	(unaudited)

Revenues	$-	$-

Operating expenses
Salaries and Employee Benefits	237,609	256,500
Professional fees and contractors	200,100	129,204
Depreciation and Amortization	38,780	1,334
Other operating Expenses	43,092	49,615
Total operating expenses	519,581	436,653

Income (loss) from operations	(519,581)	(436,653)

Other income (expense)
Interest expense	(36,827)	(21,320)
Total other expense	(36,827)	(21,320)

Net income (loss)	$(556,408)	$(457,973)

Net gain (loss) per common share: Basic and diluted	$(0.02)	$(0.02)

Weighted average number of common shares outstanding: Basic and diluted	28,546,834	28,374,612

The accompanying notes are an integral part of these condensed (unaudited) financial statements.

NEXT-ChemX Corporation

Condensed Statements of Changes in Stockholders’ Equity (Deficit)

(unaudited)

For the Three Months Ended March 31, 2024 (restated)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2023	28,546,834	$28,547	$5,396,053	$(6,512,110)	$(1,087,510)
Net loss				(556,408)	(556,408)
Balance March 31, 2024	28,546,834	$28,547	5,396,053	$(7,068,518)	$(1,643,918)

For the Three Months Ended March 31, 2023 (unaudited)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2022	28,346,834	$28,347	$4,396,253	$(3,692,732)	$731,868

Stock Issuances to 3rd Party	100,000	100	499,900		500,000
Net loss				(457,973)	(457,973)
Balance March 31, 2023	28,446,834	$28,447	4,896,153	$(4,150,705)	$773,895

The accompanying notes are an integral part of these condensed (unaudited) financial statements.

NEXT-ChemX Corporation

Condensed Statements of Cash Flows

(unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
	(restated)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income(loss)	$(556,408)	$(457,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,780	1,334
Unrealized loss on trading securities	19,987	-
Changes in Operating Assets and Liabilities:
Related Party Advances	20,207	-
Prepaid expenses	(4,178)	8,839
Accounts payable and accrued liabilities	188,924	137,655
Net cash provided by (used in) operating activities	(292,688)	(310,145)

INVESTING ACTIVITIES
Purchase of property and equipment	-	-
Net cash provided by (used in) investing activities	-	-

FINANCING ACTIVITIES
Proceeds from the Stock Issuance of Common Stocks	-	500,000
Net proceeds from notes payable	365,000	75,000
Net proceeds from loan payable	20,000	-
Repayment of notes payable	-	(151,007)
Net cash provided by (used in) financing activities	385,000	423,993

Net increase (decrease) in cash	92,312	113,848
Cash, beginning of year	2,458	28,355
Cash, end of the period	$94,770	$142,203

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these condensed (unaudited) financial statements.

NEXT-ChemX Corporation

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2024

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

NEXT-ChemX Corporation, formerly known as AllyMe Group Inc. (“Company”, “we” or “us”) was incorporated under the laws of the State of Nevada on August 13, 2014, and has adopted a December 31 fiscal year end. The Company trades on the OTC market (Pink Sheet) under the symbol “CHMX”. On December 23, 2021, the Company filed SEC Form 8-12G becoming a mandatory filer and has since complied with the reporting requirements of the Securities Exchange Commission as a reporting issuer.

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

The primary focus of the Company is the commercial launch of its iTDE Technology in a scalable system, deployable remotely to customer locations, which will enable the commercial extraction of lithium from natural brines and geothermal sources as well as liquors from leached mined ore solutions. In addition, during the first quarter, management began to focus on developing two to three other targeted systems for the mining of metals as well as water treatment systems and recycling.

Potential future commercial applications for the iTDE Technology include:

●	Extracting Fatty Acids from Vegetable Oils for More Economical Refining;
●	Extracting of Radioactive Ions from Nuclear Plant Stored Water;
●	Extracting of Metal Ions from Mine Leach Solutions, Effluent, or Tailings; and
●	Desalination of Sea Water, by Extracting Ions for Water Purification

During the first quarter of 2024, the Company has continued to manage the construction of the first of two pilot plant systems that will form the basis of its ongoing commercialization efforts by demonstrating the scalability of the system for commercial purposes, by providing actual commercial data to define typical running costs, and by generating commercial interest by processing samples supplied by potential customers to demonstrate the iTDE technology’s capability commercially. The two planned systems include (i) a smaller flexible system utilizing the iTDE Technology that will enable the processing of solutions containing lithium to demonstrate the commercial viability of the system; and (ii) a larger system that will handle the processing of industrial quantities of brines, better demonstrating the scalability and performance of the system when used commercially to extract lithium. This work is being carried out in India under contract.

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

The first system is expected to be completed during third quarter of 2025.

The Company anticipates first running extraction tests on brine solutions mixed with controlled defined quantities of elements that approximate the naturally occurring brines of potential customers. The Company has already received brine samples from Clontarf Energy plc, a UK AIM listed company with whom the Company concluded an agreement to iTDE Technology in Bolivia through a jointly established commercial venture. The composition of these brines will be the basis for modeling these controlled samples. This initial calibration of the system will be done by making synthetic brines based upon analytical data received from the Bolivian State Lithium Company and should provide a basis for better testing with actual brines. We expect large container sized sample of actual brines to arrive in India around October of 2024 for testing in our pilot plant system.

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

NOTE 2 – GOING CONCERN

The Company has incurred losses since inception (August 13, 2014) resulting in an accumulated deficit of $ 7,068,518 as of March 31, 2024. The Company has been operating with a working capital deficit since changing its business focus in April 2021. For a variety of reasons, the Company has found it difficult to raise money on the capital markets and has relied extensively on existing shareholders to fund operating expenses. Such funding has been insufficient necessitating the Company’s employees and on occasion its third party contractors to settle for delays in payment. In the case of employees and consultants, a significant amount of debt has accumulated effectively becoming a source of the Company’s operating capital. To achieve revenues, the Company should complete its pilot plant enabling it to demonstrate the commercial benefits of the iTDE Technology. Until such time as the pilot plant is completed and the Company can commence the normal commercialization of its technology, further losses are anticipated. Management anticipates more losses before the commercialization of the system can be expected to break-even or to turn a profit. During fiscal 2023, the Company concluded agreements with a third party aimed at commercialization of the iTDE Technology and the Company believes that it will identify further similar opportunities once pilot demonstrations become a reality. This is expected to ease the deficit in working capital.

For the three months ended March 31, 2024, the Company showed a net loss of $556,408, as compared with the loss of $457,973 for the three months ended March 31, 2023. The net cash used in operating activities of the Company during the three months ended March 31, 2024, and 2023 was $292,688 and $310,145, respectively. Notwithstanding the receipt on April 21, 2023 of the first income from the commencement of the commercialization of the Company’s main asset, its iTDE Technology, there remains a substantial doubt regarding the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the continuing and expanding success of the Company’s development efforts, however, it is anticipated that the Company will require additional capital.

From the anticipated receipts of any financing, the Company must discharge outstanding payables of $162,373 and a further $513,800 in accrued expenses together with a total of $1,955,959 in payables for salary, remuneration and expenses.

The Company will need to raise an estimated $3 million during fiscal 2024 to manage its business needs. There is no assurance that the financing of this nature will be available in the future. The possible inability to raise the financing necessary and the general business uncertainties and particular conditions and situation described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The financial statements are presented in United States dollars.

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

The indefinite intangible asset was reevaluated and is now considered to have an estimated useful life equivalent to the period of its underlining patent protection, appropriate amortization being charged to the value of the asset accordingly. This has resulted in an adjustment of $495,592 to the asset value as of March 31, 2024. This has resulted in a charge of $187,227 against the value of the asset as amortization; and 2) the balance sheet was readjusted to include $308,365 of retained earnings. Further details are included in Note 5 below.

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

For the quarterly periods ended March 31, 2024, and March 31, 2023, there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in these periods.

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

PP&E depreciation policy of fixed tangible assets

The depreciation policy of the Company’s long term fixed tangible assets is decided dependent on the useful life a particular asset is expected to have. The Company currently operates with very few assets having no real estate and with very little operational equipment. The current book value of all fixed tangible assets owned by the Company is $11,287. None of these assets are considered to be material to the business.

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

The Company has noted the recent issuance by FASB of ASU 2023-07 on November 27, 2023 that introduces amendments to “improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses” to enable “investors to better understand an entity’s overall performance” and assess “potential future cash flows”. At present, the Company has no marketable product lines, it is currently developing the technology that will enable the introduction of one or more such lines, however, it is too early to predict in what final product form, and more importantly how many different variations of this, the iTDE Technology will eventually be marketed. The Company’s chief operating decision maker, its CEO Mr. Benton Wilcoxon, who is responsible for the allocation of the Company’s resources acts on the principle that the business cannot as yet be considered to operate with different segments of activity nor is investment into development work divided into different segments, its operating capital and investment being dedicated only to one end, that of completion of the iTDE Technology and its incorporation into one or more final marketable product segments. For this reason, the Company does not feel ASU 2023-07 is currently applicable.

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

NOTE 5 – RESTATEMENT OF THE COMPANY’S INTELLECTUAL PROPERTY ASSET

The Company’s principal asset is its iTDE Technology. This technology is now classified as a finite intangible asset and is amortized over the life of the technology’s underlying patents.

Previously, from September 2021, the Company had classified its iTDE Technology as an indefinite intangible asset and therefore the asset was not amortized, however, during fiscal 2023, the Company reassessed its iTDE Technology, concluding that such technology was a finite, rather than infinite, intangible asset. As a result, the Company began to restate the value of the technology on its books by applying retroactive amortization to the value of the asset. The audited annual report of the Company for 2023 filed with the SEC on form 10-K/A on April 28, 2025 records the results of the reevaluation and this Report continues the accounting treatment of the asset as set forth in the 2023 annual financial statements.

The following table illustrates the result of the reclassification showing amortization applied since December 31, 2022:

Cost, Amortization and Carrying Amount of the iTDE Technology
Cost
At December 31, 2022	$3,500,127
Additions	-
Transfers	-
At June 30, 2023	3,500,127
Additions	-
Disposals	-
At December 31, 2023	3,500,127
Additions	-
Disposals	-
At March 31, 2024	3,500,127

Accumulated Amortization
At January 1, 2022	350,013
Charge for the year	-
At December 31, 2022	350,013
Charge for the year	149,782
Prior Period Adjustment	308,365
At December 31, 2023	808,160
Charge for the period	37,446
At March 31, 2024	845,606

Carrying amount
At December 31, 2022	3,150,114
At December 31, 2023	2,691,967
At March 31, 2024	2,654,522

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of March 31, 2024, and December 31, 2023, accounts payable and accrued liabilities consisted of as follows:

	March 31,	December 31
	2024	2023
	(restated)	(audited)
Accounts payable and accrued expenses	$803,012	$698,009
Accrued payroll	1,715,842	1,668,748
Accrued interest	113,278	76,450
Total	$2,632,132	$2,443,207

As on March 31, 2024, the Company owed a total of $1,330,000 in loans payable to shareholders. None of these loans will fall due during fiscal 2024 and only two of these loans (including their various interest payments) will fall due during fiscal year 2025 (following extensions of such loans agreed as at the date of the filing of the present 10-Q/A).

(i)	A loan of $125,000 will fall due September 14, 2025 and
(ii)	A second loan of $125,000 will fall due September 14, 2025.

All the remaining loans outstanding on March 31, 2024 will fall due after fiscal year end 2025.

February 29, 2024, seven senior employees and consultants of the Company who were owed a total of $2,232,636 million on that date, agreed to defer payment by the Company of outstanding amounts owing to them on certain modified terms (“Debt Extension Agreements”). The Debt Extension Agreements replaced previous agreements and understandings relating to debt deferral and remuneration.

The Debt Extension Agreements were signed to cover all debts owing from time to time to the seven employees and consultants of the Company that were : (i) legitimately incurred unpaid contractual remuneration (ii) existing debts agreed and already deferred; (iii) advances made by the employee or consultant to the Company that are recorded on the books of the Company; (iv) any portion of employee’s or consultant’s agreed future remuneration that will not be paid in a timely fashion, all such debt being accumulated as a recognized debt in accordance with the terms of the Debt Extension Agreements.

The Debt Extension Agreements further set out the terms under which the seven employees and consultants would receive their past indebtedness as well as how future remuneration is to be paid. The Debt Extension Agreements also grant the right for each signatory to convert all or a portion of the Indebtedness and Penalty Interest to shares of common stock of the Company at any time at the lower of (i) the price which is five percent (5%) lower than the average trading price of the five business trading days immediately preceding the date of the election, or (ii), if the Company is in the process of raising finance and has made an offering to the public by reporting the offering to the Securities Exchange Commission (“SEC”), at the price that is five percent (5%) lower than the price recorded in such reported offering provided such offering shall have been active at any time during the previous quarter.

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

By signature of an addendum with each of the signatories of the Debt Extension Agreements on May 30, 2025, the said agreements shall only enter into force on the first date following May 30, 2026 on which the total debt of the Company outstanding to any listed shareholders of NCX who are not employees of NCX has been either converted to shares of common stock of NCX, or paid in full, or forgiven; if this suspensive condition is not realized on or before May 30, 2026, each of the Debt Extension Agreements shall become void and cease to have effect.

As at June 30, 2025 none of these Debt Extension Agreements had entered into force.

All of the Directors, Officers, employees, consultants and professionals owed remuneration and expenses by the Company under the Debt Extension Agreements are considered important to the Company’s operations and business. The Company holds agreements on the deferral of debt with seven of the above that will enter into force under certain conditions whereby the shareholder debtors agree to convert their debt into equity.

NOTE 7 – CONVERTIBLE NOTES, PROMISSORY NOTES AND LOANS

During the three months ended March 31, 2024, the Company issued five convertible notes with aggregate amount of $365,000 and will mature in 24 months.

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

During the three months ended March 31, 2024, the Company recognized interest expense on its loans and convertible notes of $36,827, as compared to $21,320 for the same period ended March 31, 2023.

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

As of March 31, 2024, seven Directors, Officers and employees, including full time consultants, were owed a total of $2,232,636 for salaries, remuneration and expenses. Of this $364,415 is owed to the two Directors who are also the senior officers of the Company (“Senior Managers”).

On March 31, 2024, the following Senior Managers were owed the following amounts:

Name	Title	Amount owing ($)	Accumulated Leave ($)	Total Liability ($)
Benton Wilcoxon	Director, CEO	56,841	19,930	76,771
John Michael Johnson	Director, President & CFO	262,698	24,947	287,645
Total Liability:		319,539	44,877	364,415

Under the terms of the Debt Extension Agreements concluded between the Senior Managers and a further five other employees and consultants the outstanding debt to such persons may be converted under certain terms. In particular, such debt might be converted into shares at the price which is five percent (5%) lower than the average trading price of the five business trading days immediately preceding the date conversion or at the price that is five percent (5%) lower than the price reported to the SEC as an offering of shares to the market. In such event, the Company would be significantly diluted by the issuance of compensating shares. At March 31, 2024 the average 5-day trading price of the Company’s shares was $4.50. If all the outstanding debt as at March 31, 2024 were to be converted at this price this would result in the issuance of 496,141 shares. If such option had been exercised on June 11, 2025 when the average 5-day trading price was $5.16 the number of shares to be issued would amount to 432,681 shares.

NOTE 9 – VALUE OF FINANCIAL INSTRUMENTS

As of March 31, 2024, the Company holds certain shares in the AIM publicly traded company Clontarf Energy plc. These shares were acquired on May 31, 2023 when the market price for such shares on AIM was GBP 0.00085. The table below sets forth the fair market value of the shareholding based on the closing price for the shares on the AIM market. As at March 31, 2024, the market price for Clontarf shares was GBP 0.00037, putting the Fair Value of the Investment at $44,957.

The Company recognized a loss of $56,568 on the shareholding when measured against the market price on the AIM market on the date of the acquisition of the shareholding.

From the acquisition Date to period cover March 31, 2024, the fair market value (FMV) of the shareholding was reported as follows:

	Date	Number of Shares	Market Price	Exchange Rate	Amount in USD
Acquisition Date	31-May-23	96,250,000	GBP 0.00085	1.24095	101,525
Period End	31-March-24	96,250,000	GBP 0.00037	1.26240	44,957
Unrealized (Loss)					(56,568)

For the three month period from January to March 2024, the FMV was reported as follows:

	Date	Number of Shares	Market Price	Exchange Rate	Amount in USD
Year End, FMV	31-Dec-23	96,250,000	GBP 0.00053	1.27310	64,944
Period End	31-March-24	96,250,000	GBP 0.00037	1.26240	44,957
Unrealized(Loss)					(19,987)

NOTE 10 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

During the three months ended March 31, 2024, the Company issued no options under the Company’s 2021 Stock Incentive Plan (the “Plan”).

During the three months ended March 31, 2024, the Company none of the outstanding convertible debt of the Company was converted into shares of common stock.

NOTE 11 – SUBSEQUENT EVENTS

The reader should refer to the Company’s filing of its 2024 annual report on Form 10-K filed with the SEC on April 30, 2025 and its first quarter report on Form 10-Q/A filed on May 19, 2025 for a detailed account of subsequent events.

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

On February 21 2024, in accordance with its obligations under the Partnership Agreement signed March 27, 2023, between the Company and the UK AIM listed company Clontarf Energy plc (“Clontarf”), the Company formed the certain partnership company as a Nevada LLC as required. The new LLC is the 50:50 joint venture between the Company and Clontarf that will be the vehicle for the proposed deployment of the Company’s iTDE Technology in Bolivia. To date, the new LLC has not commenced direct activity, the partners undertaking any negotiations necessary to preserve the partnership’s future rights. In this respect, on March 4 2024, Clontarf submitted the qualification materials for the partnership to the “Pública Nacional Estratégica Yacimientos de Litio Bolivianos” (the ‘National Strategic Public Company of Bolivian Lithium Deposits’ or “YLB”) in relation to the Call for Bids (“convocatoria”) for the seven priority salares (salt pans) in Southern Bolivia. Under the Partnership Agreement it is Clontarf’s responsibility to submit such bids on behalf of the partnership LLC.

On May 14, 2024, the YLB confirmed Clontarf in the partnership with the Company as one of the twenty-one approved companies moving into phase three of the ‘convocatoria’ process, which consists of five phases. Phase two focused extensively on evaluating the lithium extraction technologies bidding, seeking in particular for direct lithium extraction methods, phase three will involve assessing the financial capacity of the bidders.

On January 26, 2024, the Corporate Secretary, an officer and full time of the Company, resigned and was replaced by the Company’s President assuming the role of Corporate Secretary.

Results of Operations

The following table summarizes the results of our operations during the three months ended March 31, 2024, and 2023, respectively:

	For the Three Months Ended
	March 31,
	2024	2023	Change
	(restated)	(unaudited)

Revenues	$-	$-	$-
Operating expenses	519,581	436,653	82,928
Other (Income) expense	36,827	21,320	15,507
Net profit (loss)	(556,408)	(457,973)	98,435
Profit (Loss) per share of common stock	(0.02)	(0.02)	-

During the first quarter of 2024, operating expenses rose by $82,928 when compared to the same period of 2023. This was in part related to changes in the workforce with a reduction in full time salaried employees and a move to consultants. The US R&D wage bill was lower by $22,500 and the resignation of one officer lowered direct wages by a further 37,500, however this was more than offset by an increase of $99,143 in consultants and contractors. Part time and foreign based R&D consultants represents a strategic shift towards using part time expertise and an increase focus on conducting development in India. The Company has also seen minor increases the cost of certain third-party experts including its intellectual property managers and auditors. In addition, the Company recorded $41,397 in unused vacation time, the result of a small overworked number of key staff. The refocus of employment reflected by these changes represents a change in the strategy of the Company in general towards using lower cost expertise particularly focused on India to drive forward work on the iTDE System pilot plant, which necessitated payment of construction deposits and down payments. The Company also repaid certain indebtedness under promissory notes that became due however, interest due on debt increased from $21,320 in the first quarter of 2023 to $36,827 in the same quarter of 2024. Other expenses remain broadly the same.

Liquidity and Capital Resources

As of March 31, 2024, we had total current assets of $216,830 and an accumulated deficit of $7,068,518.

Our operating activities used $292,688 in cash for the three months ended March 31, 2024, while our operations used $310,145 cash in the three months ended March 31, 2023. During both periods, the Company has focused attention primarily on the work necessary to complete the pilot plants as it is considered strategically necessary to complete the pilot plants to enable the Company to move to the next stage of its marketing plan: to demonstrate the system and its extraction economics to potential users. Focus in this work was slowly shifted to conducting work in India. While the Company, has several companies interested in evaluating the system using their brines and these tests will consume a considerable amount of time once the pilot plants are ready to process. Management considers it preferable to focus on this work, and this has led to an overall reduction in expenses prior to reengaging in other activities.

During the three months ended March 31, 2024, the Company paid its employees and consultants less than in the same period in 2023 and was able to service part of its debts repaying $151 007 of its outstanding loans and interest. This was made possible by the receipt of proceeds from stock issuance and notes totaling $575,000. In contrast, during the first quarter 2024, the Company received an aggregate financing of $385,000 from notes and loans, insufficient to make the same payments to its employees. This shifted the burden of financing to employees and consultants and resulted in a net increase in amounts owing to such parties. During first quarter 2024, the Company recorded an unrealized loss of $19,987 resulting in the decline in the share price of Clontarf shares the Company holder. Since these were issued in May of 2023, this change is unmatched in the same period of 2023. The first quarter of 2024 also saw an increase in the use of consultants including legal services over the same period in 2023. Finally, the recategorization of the Company’s principal asset and the application of amortization on its technology resulted in an increase in amortization expense of $37,446 over the reporting of the same period in 2023.

Our cash requirements continue to be primarily for the manufacture of the iTDE System pilot plant with the purchase of equipment, materials and operating expenses for the development of pilot plant systems, payroll, intellectual and other expenses. During the next six months that the Company plans to open new corporate offices and commence the organization of its initial production facility.

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

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with GAAP and all amounts recorded throughout this Report are stated in US dollars. The preparation of these financial statements requires management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses. We continually evaluate the accounting policies and estimates used to prepare financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are critical to our results of operations and financial position. Our critical accounting estimates are discussed in Note 2 to our unaudited financial statements contained herein.

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

PART II

OTHER INFORMATION

Item 1 - Legal Proceedings

On May 16, 2023, the Company received formal notice of a wage claim from the Illinois Department of Labor filed by a former consultant (1099) who had already resigned from the Company with an effective date of March 18, 2023. The consultant is claiming $7,292 as a final payment for the period from February 9 to March 15, 2023. The complaint was filed on March 16, 2023, without any notice being given to the Company. On March 18, 2023, the date the resignation was due to take effect, the Company paid the consultant $5,833 as the final remuneration covering the days worked during the period. On July 27, 2023, the consultant sent notice to the Company maintaining that the demand for the full amount of $7,292 as still due. The Company has approached the Consultant to attempt to reconcile the claim made against the remuneration paid, which appears manifestly incorrect, but the discussion was declined. On May 15, 2024, the case was dismissed by the Illinois Department of Labor.

On April 26, 2024, Judge Elizabeth Leonard of the Midland County District Court in Midland, Texas entered a Third Turnover Order (the “Turnover Order”) requiring the Company to turn over 15,866,096 of its common shares, registered to a corporation with the same name as the Company (NEXT-ChemX Corporation) but registered in a different jurisdiction, to NEXT-ChemX Corporation, a Texas corporation, Glenn A. Little, as Director and Receiver. Sparkie Properties L.L.C. (“Sparkie”) that is managed by Glenn Little who was also appointed receiver of, a privately held Texas corporation.

This decree was issued even though neither the privately held NEXT-ChemX Corporation, chartered in Texas, nor the Company itself was ever involved in the underlying lawsuit giving rise to said decree. This order arose from litigation in Sparkie Properties L.L.C. v. NextMetals Limited and Benton Wilcoxon, CV 58242, In the District Court of Midland County, Texas, 238th Judicial District. The shares of the Company owned by NEXT-ChemX Corporation, the privately held Texas Corporation, were alleged to belong to NextMetals Limited, a defendant in the litigation, rather than the aforementioned closely held Texas private company.

In fact, NextMetals Limited, a Gibraltar corporation defendant in the litigation does own shares in the closely held Texas private company, NEXT-ChemX Corporation, however the order has been issued to seize not the shares in the private Texas company but rather the private Texas company’s assets, the shares in the Company. The similarity of names between the Company and the private Texas corporation came about in 2021 when the Company adopted the changed its business and adopted the name of its principal shareholder that has contributed the technology currently exploited by the Company in exchange for a controlling share. These facts were ignored by the Court; moreover, when the private Texas Company whose assets were under threat approached the Court to be heard, the Judge refused allow it a hearing and proceeded with the judgement effectively depriving the private Texas company of its asset.

The Turnover Order is not a final order as it is currently on appeal with the Texas Court of Appeals for the 11th District in Eastland, Texas.

When the Company received notice from its transfer agent, Empire Stock Transfer Inc. (“Empire”) of Henderson, Nevada that, irrespective of the ongoing appeal of the Turnover Order and the fact that the shares covered by the Turnover Order were not the property of Sparkie Properties, L.L.C., Empire nevertheless advised the Company that it intended to issue the shares covered by the Turnover Order, the Company immediately terminated Empire as its transfer agent. This was done via an email and letter delivered on May 23, 2024, in which Empire acknowledged the receipt.

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

Item 1A – Risk Factors

Not applicable.

Item 2 - Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults upon Senior Securities

None

Item 4 - Mine Safety Disclosures

Not applicable.

Item 5 - Other Information

None

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1*	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Inline XBRL Document Set for the condensed financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q/A.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q/A, included in the Exhibit 101 Inline XBRL Document Set.

* Filed herewith

** Furnished herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 30, 2025	NEXT-ChemX Corporation

	By:	/s/ Benton Wilcoxon
Benton Wilcoxon
Chief Executive Officer
(Principal Executive Officer)

