Form 10-Q
period 2025-06-30
NEXT-ChemX Corporation.
filed 2025-08-19
CIK 1657045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 18, 2025 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	28,546,834

Important Notice: Deficient Report

The financial statements that form part of the present Quarterly Report on Form 10-Q for the period covering the second quarter of 2025 (the “2025 10-Q”) have not been reviewed by a registered public accounting firm, this filing must therefore be considered as substantially deficient.

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

Due to a vastly increased workload, however, Fruci & Associates were unable to bring the Company’s reporting up to date during 2025. However, on April 28, 2025, the Company refiled its 2023 Annual Report on Form 10-K/A with the financial statements fully audited by Fruci & Associates and on June 30, 2025, the Company filed its quarterly report reviewed by its auditors on Form 10-Q/A for the period ending March 30, 2024 (the “Compliant Reporting”). The Compliant Reporting is fully incorporated into the present 2025 Quarterly Report on Form 10-Q for the period ending June 30, 2025, however, neither the 2024 annual report on Form 10-K nor any of the quarterly reports on form 10-Q for the periods ending June 30, 2024, November 30, 2024 and March 31, 2025 have been reviewed or audited by the Company’s auditors. The present deficiency is entirely due to circumstances beyond the control of the Company.

The Company has no reason to believe that this present Quarterly Report filed on Form 10-Q (the “Report”), that includes modifications the reporting contained in the Compliant Reporting is in any way inaccurate.

NEXT-ChemX Corporation

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2025

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

2

NEXT-CHEMX CORPORATION

INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

NEXT-ChemX Corporation

Condensed Balance Sheets

(unaudited)

(not reviewed)

	June 30,	December 31,
	2025 (not reviewed)	2024 (unaudited)
ASSETS
Current Assets:
Cash	$22,041	$62,547
Financial Assets	40,973	38,549
Prepaid expense and other current assets	635,041	604,408
Total Current Assets	698,055	705,504

Property and equipment, net	4,705	7,285
Intangible asset, net	2,467,294	2,542,185
Total Non-current Assets	2,471,999	2,549,470

Total Assets	$3,170,054	$3,254,974

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$3,441,236	$3,119,321
Other Current Liabilities	500,000	500,000
Loan payable	845,000	845,000
Due to related party	127,215	107,445
Total Current Liabilities	4,913,451	4,571,766

Non-Current Liabilities:
Notes payable	2,080,004	1,585,004
Total Non-Current Liabilities	2,080,004	1,585,004

Total Liabilities	$6,993,455	$6,156,770

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized:
20,000 Series A unissued, cancelled on June 30, 2025	-	-
20,000 Series F unissued, cancelled on June 30, 2025	-	-
Cash-Subscription		40
Common stock, $0.001 par value, 100,000,000 shares authorized, 28,546,834 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	28,547	28,547
Additional paid-in capital	5,396,053	5,396,053
Accumulated deficit	(9,248,001)	(8,326,436)
Total Stockholders’ Equity (Deficit)	(3,823,401)	(2,901,796)
Total Liabilities and Stockholders’ Equity (Deficit)	$3,170,054	$3,254,974

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXT-ChemX Corporation

Condensed Statements of Operations

(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2025 (not reviewed)	2024 (unaudited)	2025 (not reviewed)	2024 (unaudited)

Revenues	$-	$-	$-	$-

Operating expenses
Salaries and Employee Benefits	177,744	175,345	361,018	412,954
Professional fees and contractors	158,322	217,556	307,270	417,656
Depreciation and Amortization	38,692	38,779	77,471	77,559
Other operating Expenses	16,826	8,658	68,886	31,763
Total operating expenses	391,584	440,338	814,645	939,932

Income (loss) from operations	(391,584)	(440,338)	(814,645)	(939,932)

Other income (expense)
Other income	6,264	99,029	27,363	79,042
Interest expense	(70,319)	(42,070)	(134,283)	(78,897)
Net other Income (expense)	(64,055)	56,959	(106,920)	145

Income Tax Liability	-	-	-	-

Net income (loss)	(455,639)	(383,379)	(921,565)	(939,787)

Net income (loss) per common share: Basic and diluted	(0.02)	(0.01)	(0.03)	(0.03)

Weighted average number of common shares outstanding: Basic and diluted	28,546,834	28,546,834	28,546,834	28,546,834

(not reviewed)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXT-ChemX Corporation

Condensed Statement of Changes in Stockholders’ Equity (Deficit)

(unaudited)

(not reviewed)

For the Three and Six Months Ended June 30, 2025 (not reviewed)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2024	28,546,834	$28,547	$5,396,053	$(8,326,436)	$(2,901,796)
Net loss				(465,926)	(465,926)
Balance March 31, 2025	28,546,834	28,547	5,396,053	(8,792,362)	(3,367,722)
Cancellation Cash-Subscription					(40)
Net loss				(455,639)	(455,639)
Balance June 30, 2025	28,546,834	$28,547	$5,396,053	$(9,248,001)	$(3,823,401)

For the Three and Six Months Ended June 30, 2024 (not reviewed)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2023	28,546,834	$28,547	$5,396,053	$(6,512,110)	$(1,087,510)
Net loss				(556,408)	(556,408)
Balance March 31, 2024	28,546,834	28,547	5,396,053	(7,068,518)	(1,643,918)
Cash subscription					20
Net loss				(383,379)	(383,379)
Balance June 30, 2024	28,546,834	$28,547	$5,396,053	$(7,451,897)	$(2,027,277)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXT-ChemX Corporation

Condensed Statements of Cash Flows

(unaudited)

(not reviewed)

	For the six months ended
	June 30,
	2025 (not reviewed)	2024 (not reviewed)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(921,565)	$(939,787)
Adjustments to reconcile net loss to net cash used in operating activities:	-	-
Depreciation and amortization	77,471	77,559
Other income received in form Shares of Stocks	-	-
Consultant commission paid in third party stock	-	-
Unrealized gain on trading securities	(2,424)	(20,616)
Changes in Operating Assets and Liabilities:
Related Party Advances	19,770	44,207
Prepaid expenses and other assets	(30,673)	(457,697)
Accounts payable and accrued liabilities	321,915	434,569
Net cash provided by (used in) operating activities	(535,506)	(861,765)

INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-

FINANCING ACTIVITIES
Proceeds from the Stock Issuance of Common Stocks	-	-
Net proceeds from convertible notes payable	495,000	840,000
Net proceeds from loan payable	-	20,000
Repayment of notes payable	-	-
Net cash provided by (used in) financing activities	495,000	860,000

Net increase (decrease) in cash	(40,506)	(1,765)
Cash, beginning of year	62,547	2,458
Cash, end of the period	$22,041	$693

SUPPLEMENTAL DISCLOSURES
Cash payments for interest, net of capitalized interest	-	-
Cash payments for income taxes, net	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Conversion of loan, interest and debt to convertible note	$-	$174,000
Cash Subscription	$-	$20

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXT-ChemX Corporation

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2025

not reviewed

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

NEXT-ChemX Corporation, formerly known as AllyMe Group Inc. (“Company”, “we” or “us”) was incorporated under the laws of the State of Nevada on August 13, 2014, and has adopted a December 31 fiscal year end. The Company trades on the OTC market (Pink Sheet) under the symbol “CHMX”. On December 23, 2021, the Company filed SEC Form 8-A12G becoming a mandatory filer and has since complied with the reporting requirements of the Securities Exchange Commission as a reporting issuer.

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

During the second quarter of 2025, the Company has continued to manage the construction of the first of two pilot plant systems that will form the basis of its ongoing commercialization efforts by demonstrating the scalability of the system for commercial purposes, by providing actual commercial data to define typical running costs, and by generating commercial interest by processing samples supplied by potential customers to demonstrate the iTDE technology’s capability commercially. The two planned systems include (i) a smaller flexible system utilizing the iTDE Technology that will enable the processing of solutions containing lithium to demonstrate the commercial viability of the system; and (ii) a larger system that will handle the processing of industrial quantities of brines, better demonstrating the scalability and performance of the system when used commercially to extract lithium. This work is being carried out in India under contract.

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

We have also engaged with another Indian engineering company to test the effectiveness of their nano-filtration system to use in front of our pilot plant system to remove significant amounts of divalent ions, such as magnesium and calcium, without the use of any chemicals. This may make our complete system more economical in challenging remote areas such as our project with Clontarf in Bolivia.

Due to a lack of funding, the Company has scaled back its intellectual property protection strategy in the near term.

NOTE 2 – GOING CONCERN

The Company has incurred losses since inception (August 13, 2014) resulting in an accumulated deficit of $ 9,248,001 as of June 30, 2025. The Company has been operating with a working capital deficit since changing its business focus in April 2021. For a variety of reasons, the Company has found it difficult to raise money on the capital markets and has relied extensively on existing shareholders to fund operating expenses. Such funding has been insufficient necessitating the Company’s employees and on occasion its third-party contractors to settle for delays in payment. In the case of employees and consultants, a significant amount of debt has accumulated effectively becoming a source of the Company’s operating capital. To achieve revenues, the Company should complete its pilot plant enabling it to demonstrate the commercial benefits of the iTDE Technology. Until such time as the pilot plant is completed and the Company can commence the normal commercialization of its technology, further losses are anticipated. Management anticipates more losses before the commercialization of the system can be expected to break-even or to turn a profit. During fiscal 2023, the Company concluded agreements with a third party aimed at commercialization of the iTDE Technology however there has been only slow progress in the implementation of these agreements. The Company required a supply of material for processing to advance the process of commercialization and aims to identify further similar opportunities to exploit once pilot demonstrations are ready. The exploitation of such commercial arrangements is expected to ease the deficit in working capital.

For the six months ended June 30, 2025, the Company showed a net loss of $921,565 as compared with the loss of $939,787 for the six months ended June 30, 2024. The net cash used in operating activities of the Company during the six months ended June 30, 2025, as compared to the same period in 2024 was $535,506 and $861,765 respectively.

It is anticipated that the Company will require additional capital to reach its goals however, management believes that the Company’s capital requirements are difficult to predict depending, as it does, on many factors including the continuing and expanding success of the Company’s development efforts.

From the anticipated receipts of any financing, the Company must discharge outstanding payables of $165,535 and a further $376,230 in accrued expenses together with a total of $3,026,686 payables for salary, remuneration and expenses. Management believes that it will require a total of $624,048 [total payables minus shareholder debt (to be converted to equity) & minus debt to the seven managers (deferred by agreements)] in payments from any financing received as well as sufficient operating capital to see its plans to successful conclusion.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Company estimates it will need to raise an estimated $3 million during the remaining quarter of fiscal 2025 to manage its business needs provided however existing shareholder debt is converted into equity as planned and agreements with employees and consultants go into effect as agreed. There is no assurance that the financing of this nature will be available in the necessary timeframe or in the future or that the commercialization plans will be fulfilled without additional financing. The possible inability to raise the financing necessary and the general business uncertainties and particular conditions and situation described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

In the absence of the planned $3 million funding Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors, employees and consultants that defer their payments, investments from shareholders and related parties, sales of shares and repayment of loans and from smaller private placements of common stock. There can be no assurances that management’s plans will be successful.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited condensed interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim financial statements should be viewed in conjunction with the Compliant Reporting, including the 2023 Annual Report on Form 10-K/A filed on April 28, 2025 and the Company’s quarterly report on Form 10-Q/A for the period ending March 30, 2024 filed on June 30, 2025. This interim financial statement has not been reviewed by the Company’s auditors.

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

Evaluation of Long-Lived Intangible Assets

The Company acquired its principal intellectual property asset in the second quarter of 2021. The value of the asset was initially derived from the underlying arms’ length transaction in which the company owning the technology transferred the technology to the Company in exchange for a specific number of shares of Common Stock of the Company. The value of the shares was itself derived from the fact that such shares were bought and sold in an arms’ length transaction that occurred simultaneously. The technology composed initially of patents and patent applications as well as certain knowhow was initially amortized by the Company. However, during fiscal year 2021, due to the nature of the technology behind the asset and its application across multiple disciplines and businesses, Management considered the asset to be greater than the individual patents and possible patent applications. Certain technological ideas give rise to various applications (‘stem technologies’). For this reason, on September 30, 2021, the asset as a stem technology was reclassified as an intangible asset of indefinite life. The value taken was that of its book value at the third quarter end 2021 following initial amortization. Intangible assets of indefinite life are not amortized, but instead tested for impairment at least annually or more frequently if events and circumstances indicate that the asset might be impaired.

The Company is required to evaluate periodically the useful life of its assets and to adjust the value of the asset, depreciating it over its useful life. This revaluation has resulted in the decision to amortize the technology asset as a finite indefinite asset taking as its useful life the protection period of the patents filed to protect the said asset.

The indefinite intangible asset was reevaluated and is now considered to have an estimated useful life equivalent to the period of its underlining patent protection, appropriate amortization being charged to the value of the asset accordingly. This has resulted in an adjustment of $682,820 to the asset value as of June 30, 2025. This has resulted in 1) a charge of $374,455 against the value of the asset as amortization; and 2) the balance sheet was readjusted to include $308,365 of retained earnings. Further details are included in Note 5 below.

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

For the quarterly periods ended June 30, 2025, and June 30, 2024, there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in these periods. Notwithstanding this, however, it should be noted that as on June 30, 2025, the Company had the following dilutive instruments outstanding convertible into shares of ordinary shares of common stock as follows:

a)	convertible instruments with an outstanding debt of $2,080,004 convertible at $1.25 into 1,664,003 shares; and
b)	certain employment and consulting agreements with a provision to convert remuneration and expense owing to such employees at a conversion price of $1.25 would potentially result in the issuance of 2,369,190 shares.

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

PP&E depreciation policy of fixed tangible assets

The depreciation policy of the Company’s long term fixed tangible assets is decided dependent on the useful life a particular asset is expected to have. The Company currently operates with few assets having no real estate and with very little operational equipment. The current book value of all fixed tangible assets owned by the Company is $4,705. None of these assets are considered to be material to the business.

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

The recent release of FASB Accounting Standards Update 2025-04 in May 2025 relates to Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606) and sets out certain ‘Clarifications to Share-Based Consideration Payable to a Customer’. While the Company currently has obligations to make and receive payments in stock under an agreement that governs the commercialization of the Company’s technology in Bolivia the Company has yet to fully analyze the effect of the new pronouncement on its situation. The date for the implementation of this release in the Company’s annual reporting period is required only after December 15, 2026, however the Company anticipates introducing any required measures earlier commencing with its 2025 year-end reporting.

The Company has noted the issuance by FASB of ASU 2023-07 on November 27, 2023 that introduces amendments to “improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses” to enable “investors to better understand an entity’s overall performance” and assess “potential future cash flows”. At present, the Company has no marketable product lines, it is currently developing the technology that will enable the introduction of one or more such lines, however, it is too early to predict in what final product form, and more importantly how many different variations of this, the iTDE Technology will eventually be marketed. The Company’s chief operating decision maker, its CEO Mr. Benton Wilcoxon, who is responsible for the allocation of the Company’s resources acts on the principle that the business cannot as yet be considered to operate with different segments of activity nor is investment into development work divided into different segments, its operating capital and investment being dedicated only to one end, that of completion of the iTDE Technology and its incorporation into one or more final marketable product segments. For this reason, the Company does not feel ASU 2023-07 is currently applicable.

Noting also that the Company does not currently offer any profits interests or similar awards, the Company currently does not have any recent accounting pronouncements that they are studying and feel may be applicable.

NOTE 4 – PREPAID EXPENSE AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets amounted to $635,041 as of June 30, 2025, it was increased from the $604,368 reported as at December 31, 2024. This represents an increase of $30,633 during the period.

The bulk of the prepaid expenses and other current assets comprises payment of $496,025 made to a third party US engineering and technology development company (“ETD Co”) to be used for complementary development work. Payment is organized as repayable loan under an agreement executed April 4, 2024, earning interest on principal with an option for the Company to offset repayment of the loan and interest should the Company wish to acquire any technology developed by the debtor. The use of funds is overseen by the CEO of the Company and the full amount of the loan and interest is expected to be repaid by ETD Co May 30, 2026. As of June 30, 2025, interest payable on this loan is $52,016.

ETD Co was previously owned and managed by a former officer of the Company and one of its other senior employees and used by them for managing technologies not related to the business of the Company. In 2023, ETD Co had sought to invest in the Company by purchasing its convertible instruments and then its equity, however, this investment was unsuccessful. On April 1, 2024, 100% of the ownership of ETD Co was sold by its shareholders to a third party and since that date neither related party had any further involvement of any kind in its ownership or business, in particular neither related party had any involvement in the proposal, negotiation or operation loan agreement.

In addition, certain important payments were made on account to two attorney trust accounts, that of Company’s intellectual property lawyers and to an attorney engaged to manage litigation issues for the Company as well as involvement in certain financing negotiations and managing particular compliance issues. No interest is payable on these amounts. As of June 30, 2025, these payments amounted to aggregate $70,000. During the 3 months ending June 30, 2025, no expenses were incurred in connection with the Company’s intellectual property protection and no funds were transferred to the relevant trust account.

The remaining prepaid expenses and other current assets comprises a $1,600 deposit on the rental of laboratory facilities, still not returned following cancellation of the rental agreement, and a $600 deposit under a consultancy agreement, both unchanged, and an advance of $14,800 to an employee on humanitarian grounds following the death of a parent.

NOTE 5 – RESTATEMENT OF THE COMPANY’S INTELLECTUAL PROPERTY ASSET

The Company’s principal asset is its iTDE Technology. This technology is now classified as a finite intangible asset and is amortized over the life of the technology’s underlying patents.

Previously, from September 2021, the Company had classified its iTDE Technology as an indefinite intangible asset and therefore the asset was not amortized, however, during fiscal 2023, the Company reassessed its iTDE Technology, concluding that such technology was a finite, rather than infinite, intangible asset. As a result, the Company began to restate the value of the technology on its books by applying retroactive amortization to the value of the asset. The audited annual report of the Company for 2023 filed with the SEC on form 10-K/A on April 28, 2025, records the results of the reevaluation and this Report continues the accounting treatment of the asset as set forth in the 2023 annual financial statements.

The following table illustrates the result of the reclassification showing amortization applied since December 31, 2022:

Cost, Amortization and Carrying Amount of the iTDE Technology
Cost
On December 31, 2022	$3,500,127
Additions	-
Transfers	-
On December 31, 2023	3,500,127
Additions	-
Disposals	-
On December 31, 2024	3,500,127
Additions	-
Disposals	-
On June 30, 2025	3,500,127

Accumulated Amortization
On January 1, 2022	350,013
Charge for the year	-
On December 31, 2022	350,013
Charge for the year	149,782
Prior Period Adjustment	308,365
On December 31, 2023	808,160
Charge for the period	149,782
On December 31, 2024	957,942
Charge for the period	74,891
On June 30, 2025	1,032,833

Carrying amount
On December 31, 2022	3,150,114
On December 31, 2023	2,691,967
On December 31, 2024	2,542,185
On June 30, 2025	2,467,294

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of June 30, 2025, and December 31, 2024, accounts payable and accrued liabilities consisted of as follows:

	June 30,	December 31,
	2025 (not reviewed)	2024 (unaudited)
Accounts payable and accrued expenses	$835,735	$898,876
Accrued payroll	2,229,271	1,978,498
Accrued interest	376,230	241,947
Total	$3,441,236	$3,119,321

As of June 30, 2025, the Company owed debts of $3,441,236. To certain shareholders, $2,229,271 to certain employees and consultants as well as interest expense on its debts of $376,230 and certain other accrued expenses amounting to $835,735. As of June 30, 2024 the corresponding debts were $1,978,498 to shareholders, to employees and consultants, $241,947 in interest expense and $898,876 in other accruals.

There is no debt repayable to shareholders in the current fiscal year, however a total of $2,144,904 is repayable to such shareholders during fiscal 2026, unless such debt is extended beyond fiscal 2026. Management anticipates that this debt will either be extended or converted into shares of common stock of the Company.

On February 29, 2024, the Company concluded a total of seven agreements with its senior employees, consultants, and third-party professionals (“Debt Extension Agreements”). All the Directors, Officers, employees, consultants and professionals owed remuneration and expenses by the Company under the Debt Extension Agreements are considered important to the Company’s operations and business. The Debt Extension Agreements will enter into force on condition that the shareholder debtors agree to convert their debt into equity. The Debt Extension Agreements set out the terms under which such persons would receive their past indebtedness as well as how such persons would be remunerated in future.

Each of the Debt Extension Agreements provides for all the indebtedness due to the respective persons to become due and payable as soon as the Company shall have either (i) achieved an annual EBITDA of $5 million per annum as indicated by reference to the Annual Report of the Company on Form 10-K or if no such report is filed, in accordance with the audited financial reports presented to the shareholders, or, (ii) achieved a quarterly income figure of $12 million, or, (iii) the Board of Directors of the Company shall declare the Indebtedness due. Until such time as payment is made, all Indebtedness shall incur interest at 8%. The Agreements additionally provide for the respective salaries fixed in the employment agreements to be reduced to at least ¼ of the amount of remuneration set forth in the employment agreements with other significant reductions in the case of consultants. For employees and most consultants, remuneration will increase to ½ of the agreed salary either (a) on the date on which the Company shall raise more than $3 million in equity or debt finance, or (b) the date on which the Company shall receive booked revenue.

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

As of June 30, 2025, none of these Agreements had entered into force.

NOTE 7 – CONVERTIBLE NOTES, PROMISSORY NOTES AND LOANS

During the six months ended June 30, 2025, the Company issued five convertible notes (Series F), with aggregate amount of $495,000 as follows:

On January 3, 2025, $145,000 will mature on January 3, 2027;

On April 7, 2025, $75,000 will mature on April 7, 2027;

On April 17, 2025, $100,000 will mature on April 17, 2027;

On May 20, 2025, $75,000 will mature on May 20, 2027; and

On May 30, 2025, $100,000 will mature on May 30, 2027.

As of June 30, 2025 the total aggregate convertible debt outstanding was $2,080,004.

During the six months ended June 30, 2025, the Company did not issue any ordinary loans:

As of June 30, 2025, the Company had nine outstanding loans with an aggregate value of $845,000. Each of these loans is repayable in one year and pays 10% interest annually in arrears. The Company did not contract any loan during the three months ending June 30, 2025.

During the three months ended June 30, 2025, the Company recognized interest expense on its loans and convertible notes of $70,319, as compared to $42,070 for the same period ended June 30, 2024. The total recognized interest expense for the six months ending June 30, 2025, was $134,283 compared to the $78,897 of interest recognized for the same period in 2024.

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

As of June 30, 2025, seven Directors, Officers and employees, including full time consultants, were owed a total of $2,229,271 for salaries, remuneration and expenses. Of this $352,601 is owed to the two Directors who are also the senior officers of the Company (“Senior Managers”).

On June 30, 2025, the following Directors and officers were owed the following amounts:

Name	Title	Amount owing ($)	Accumulated Leave ($)	Total Liability ($)
Benton Wilcoxon	Director, CEO	35,341	19,930	55,271
John Michael Johnson	Director, President & CFO	272,383	24,947	297,330
Total Liability:		307,724	44,877	352,601

Under the terms of the Debt Extension Agreements concluded between the Senior Managers and a further five other employees and consultants the outstanding debt to such persons may be converted under certain terms. In particular, such debt might be converted into shares at the price which is five percent (5%) lower than the average trading price of the five business trading days immediately preceding the date conversion or at the price that is five percent (5%) lower than the price reported to the SEC as an offering of shares to the market. In such event, the Company would be significantly diluted by the issuance of compensating shares. On June 30, 2025, the average 5-day trading price of the Company’s shares was $5.37. If all the outstanding debt as of June 30, 2025, were to be converted at this price this would result in the issuance of 415,135 shares.

On April 4, 2024, the Company entered into a loan agreement with a third-party engineering and technology development company (“ETD Co”). During the proposal, negotiation, execution of this agreement, ETD Co was not connected with the Company as a related party, however, prior to April 1, 2024, this US based corporation was previously owned and managed by a former officer of the Company (who resigned from the Company on February 22, 2024) and one of its other senior employees. Neither of these two related parties had any involvement in connection with the said loan nor in any of the subsequent business of ETD Co. After April 1, 2024, when ETD Co was acquired by a financial consultant, the business of ETD Co has been carried on by the new owner and manager of ETD Co independently of any related party relationship.

NOTE 9 – VALUE OF FINANCIAL INSTRUMENTS

As of June 30, 2025, the Company holds certain shares in the AIM publicly traded company Clontarf Energy plc. The table below sets forth the fair market value of the shareholding based on the closing price for the shares on the AIM market. As of June 30, 2025, the market price for Clontarf shares was GBP0.00031, putting the Fair Value of the Investment at $40,973.

The Company recognized a loss of $60,552 on the shareholding when measured against the market price on the AIM market on the date of the acquisition of the shareholding.

From the acquisition Date to period cover June 30, 2025, the fair market value (FMV) of the shareholding was reported as follows:

	Date	Number of Shares	Market Price	Exchange Rate	Amount in USD
Acquisition Date	31-May-23	96,250,000	GBP 0.00085	1.24095	101,525
Period End	30-June-25	96,250,000	GBP 0.00031	1.37320	40,973
Unrealized (Loss)					(60,552)

Three month covering the period January to June 30, 2025, FMV of the shareholding was reported as follows:

	Date	Number of Shares	Market Price	Exchange Rate	Amount in USD
Year End, FMV	31-December-24	96,250,000	GBP 0.00032	1.25160	38,549
Period End	30-June-25	96,250,000	GBP 0.00031	1.37320	40,973
Unrealized Gain					2,424

NOTE 10 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 and 5,000,000 shares of preferred stock with a par value of $0.001.

On June 30, 2025, there were 28,546,834 shares of common stock outstanding.

During the six months ended June 30, 2025, the Company issued no shares of common stock.

On May 29, 2024, the Company Board of Directors had agreed to the issuance of a total of 20,000 newly authorized preferred stock in a class identified as Class ‘A’ Preferred Stock. Ten thousand (10,000) Class “A” Preferred Stock were subscribed by John Michael Johnson, a director of the Company holding the senior management positions of President and CFO, with the additional ten thousand (10,000) Class “A” Preferred Stock being subscribed for and on behalf of the Board of Directors of the Company to utilize as the Board sees fit in the best interest of the Company. As of June 30, 2025, no funds had been transferred to pay for the said subscriptions. As a result, on notice to the subscribers duly given, the issuance of these 20,000 shares of Class ‘A’ shares of Preferred Stock was revoked for non-payment, and the entire Class “A” Preferred Stock series was cancelled.

On September 23, 2024, the Company Board of Directors had agreed to the issuance of a total of 20,000 newly authorized preferred stock in a class identified as Class ‘F’ Preferred Stock. Ten thousand (10,000) Class “F” Preferred Stock were subscribed by John Michael Johnson, a director of the Company holding the senior management positions of President and CFO, with the an remaining ten thousand (10,000) Class “F” Preferred Stock being subscribed for and on behalf of the Board of Directors of the Company to utilize as the Board sees fit in the best interest of the Company. As at June 30, 2025, no funds had been transferred to pay for the said subscriptions. As a result, on notice to the subscribers duly given, the issuance of these 20,000 shares of Class ‘F’ shares of Preferred Stock was revoked for non-payment and the entire Class “F” Preferred Stock series was cancelled.

During the six months ended June 30, 2025, the Company issued no options under the Company’s 2021 Stock Incentive Plan (the “Plan”).

During the six months ended June 30, 2025, the Company none of the outstanding convertible debt of the Company was converted into shares of common stock.

NOTE 11 – SUBSEQUENT EVENTS

There are no Subsequent events to be reported.

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

A second pilot plant system is planned using experience gained from the first pilot plant to improve the current design enabling higher throughputs and a better processing ability for marketing purposes.

The Company believes it has the ability of the system to scale up due to its modular configuration: adding more units increases the extraction potential. It is anticipated following successful completion and trial and calibration of the iTDE System pilot plant, the Company will launch the commercial testing and deployment of its system that will enable the commercial deployment of the system.

It is important for the commercialization process that the Company have access to material to process (“feedstock”) since the process will usually be particularly adapted to suit a particular feedstock. On March 27, 2023, the Company signed a Partnership Agreement with the UK AIM listed company Clontarf Energy plc (“Clontarf”) in accordance with which the partners would pursue together the possibility of using the Company’s iTDE Technology to extract lithium and other materials from feed-stock brines in Bolivia. On behalf of the partners, Clontarf submitted a bid to the “Pública Nacional Estratégica Yacimientos de Litio Bolivianos” (the ‘National Strategic Public Company of Bolivian Lithium Deposits’ or “YLB”) in the Call for Bids (“convocatoria”) for the seven priority salares (salt pans) in Southern Bolivia. Since fiscal 2023, the Clontarf bid has made progress through the bidding process which consists of five phases. Given the extended time and uncertainty of winning the convocatoria, the Company has begun to explore alternative sources of feed-stock with commercial potential in particular in the US where environmental considerations and clean-up are paramount and where the Company’s technology may open access to domestic sources of strategic materials.

The Company has been focusing on additional and complementary technologies that will enhance its system either by rendering it more efficient or by reducing costs. In the second quarter of 2024, the Company entered into an agreement with a third-party US engineering and technology development company (“ETD Co”) that may provide access to additional technologies focusing initially on membrane advances before turning to milling technology. If successful, the Company may use all or part of a certain loan to acquire such technology. The funds transferred for this purpose are secured as a loan earning 8% interest and are due to be repaid by May 30, 2026, if no specific technology is acquired by the Company prior to repayment.

Results of Operations

The following table summarizes the results of our operations during the three months ended June 30, 2025, and 2024, respectively:

	Three Months Ended June 30
	(not reviewed)
	2025	2024	Change

Revenues	$-	$-	$-
Operating expenses	391,584	440,338	(48,754)
Other (Income) expense	64,055	(56,959)	121,014
Net profit (loss)	(455,639)	(383,379)	72,260
Profit (Loss) per share of common stock	(0.01)	(0.01)	-

During the three months ended June 30, 2025, the principal focus of the Company remained the finalization of the pilot plant engineering and construction in India together with the work in developing specific membranes for use with the Company’s technology, work already delayed by lack of funds. The Company also continued to focus on seeking finance for its future and dealing with certain litigation issues that were preventing the ability of the Company to raise funding by issuing equity. During this period, the Company incurred operating expenses of 455,639, as compared to $383,379 incurred for the same 3-month period ending June 30, 2024. This represented an increase of $72,260 or 19% in expenses.

Following efforts during fiscal 2024 to reduce expenses, by the first quarter of 2025 the Company’s expenses had reached their lowest sustainable level, at a cost to the pace of development of the technology. This was driven primarily by shift in operations to India combined with a lowering of the number of employees and the cancellation of the carryforward of leave benefit. During fiscal 2025 the Company continued to operate at low levels, however, two important increases fueled the general increase in quarterly expenses for the second quarter of 2025. First, interest expense of $70,319 due to the rescheduling of the Company’s debt and the increase in interest expense due on the growing employee and consultant deferred remuneration. This was an increase of $28,249 over the same period in 2024. Second, the payment of $59,000 in general legal fees associated with advice regarding potential litigation and reviews of potential financing arrangements. This represented an increase of $54,000 over the same period in 2024. Intellectual property expenses declined by $11,186 during the same period.

Another significant decline in expenses was the reduction of $84,023 in payments to Contractors and consultants with overall payments reducing from $144,325 in the second quarter of 2024 to $60,302 during the same 3-month period of 2025. This was the result of no payment made to Monarch Innovation ($78,525 in Q2 2024).

The following table summarizes the results of our operations during the six months ended June 30, 2025, and 2024, respectively:

	Six Months Ended
	June 30, (not reviewed)
	2025	2024	Change

Revenues	$-	$-	$-
Operating expenses	814,645	939,932	(125,287)
Other (Income) expense	106,920	(145)	107,065
Net profit (loss)	(921,565)	(939,787)	(18,222)
Profit (Loss) per share of common stock	(0.03)	(0.03)	-

The net loss incurred during the six month period ending June 30, 2025, of $921,565 was broadly the same as that incurred during the same period of 2024: $939,787. One senior employee resigned in early 2024 to be rehired part time as a part time consultant, reducing expense by $12,000 per the quarter, however, this reduction was offset by a senior Director and Officer who transferred from working as a consultant to becoming an employee necessitating the payment of additional taxes of $13,018. The removal of the carry forward of leave benefit for employees and full-time consultants saved $41,359.

There was an overall decline during the period in intellectual property expense offset by an increase in other legal expense with an net increase of $36,212 in overall legal expense, however, overall payments to consultants and contractors declined by $96,826 when comparing the first six months of 2024 with the same period in 2025. Interest expense on Company debt increased from $78,897 to $134,283 between the two 6-month periods ending June 30due to the extension of existing loans to shareholders and an increase in servicing debt to employees and consultants. Travel expenses also increased with senior management travelling to India and the middle east as well as internally in the US and this necessitated an increase in insurance expense of $10,410 with the need to insure a senior Officer for annual travel.

Liquidity and Capital Resources

As of June 30, 2025, we had total current assets of $698,055 and an accumulated deficit of $9,248,001.

Our operating activities used $535,506 in cash for the six months ended June 30, 2025, while our operations used $861,765 cash in the six months ended June 30, 2024. During the period, the Company has focused attention on the work necessary to complete the pilot plants. Strategically it is considered necessary to complete the pilot plants to enable the Company to move to the next stage of its marketing plan: to demonstrate the system and its extraction economics to potential users. The Company currently has several companies interested in evaluating the system using their brines and these tests will consume a considerable amount of time once the pilot plants are ready to process. Management considers it preferable to focus on this work, and this has led to an overall reduction in expenses prior to reengaging in other activities.

Our cash requirements continue to be primarily for the finalization of the iTDE System pilot plant. While the Company anticipates opening corporate offices in the US in the future as well as manufacturing facilities, at present the focus is on the shift of development and engineering work to India to accelerate the ability to carry out Pilot Plant trials with customer brines and liquors.

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

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with GAAP and all amounts recorded throughout this Report are stated in US dollars. The preparation of these financial statements requires management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses. We continually evaluate the accounting policies and estimates used to prepare financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are critical to our results of operations and financial position. Our critical accounting estimates are discussed in Note 2 regarding our unaudited financial statements contained herein.

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

Based on this evaluation, the Company’s management concluded its internal control over financial reporting, while significantly improved, was still not effective as of June 30, 2025.

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

ITEM 6. EXHIBITS

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

Date: August 19, 2025	NEXT-ChemX Corporation

	By:	/s/ Benton Wilcoxon
Benton Wilcoxon
Chief Executive Officer
(Principal Executive Officer)

