Form 10-Q/A
period 2024-06-30
NEXT-ChemX Corporation.
filed 2025-09-16
CIK 1657045

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of September 16, 2025 is as follows:

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

This present Quarterly Report filed on Form 10-Q/A (the “Report”) includes modifications resulting from the completion of the audit carried out by Fruci & Associates on the Company’s 2023 Annual Report filed on Form 10-K/A on April 28, 2025 (the “2023 10-K/A Report”) as well as the review by the auditors of both the 2024 first quarter 10-Q/A report (the “2024 Q1 10-Q/A Restated Report”) filed on June 30, 2025 and the present Report. The present restated Report is duly filed in replacement of the original June 30, 2024, filing.

The principal changes to the 10-Q are as follows:

Two important adjustments were made to the Company’s financial statements: 1) the Company’s technology, considered in filings since September 2021 to be an indefinite intangible asset was reevaluated and is now considered to have an estimated useful life equivalent to the period of its underlining patent protection, appropriate amortization being charged to the value of the asset accordingly. This has resulted in an adjustment of $533,038 to the asset value as of June 30, 2024. This has resulted in a charge of $224,673 against the value of the asset as amortization; and 2) the balance sheet was readjusted to include $308,365 of retained earnings.

The recording of the issuance of 20,000 Series A shares of Preferred Stock has been restated since these shares, although duly subscribed, were never paid up. The previous reporting of the Series A Preferred recorded the said shares as having been issued; however, since the required payment for the subscription of said shares was never received, the financial statements have been adjusted accordingly.

The Company has provided additional disclosure relating to a loan provided by the Company to a third party company signed on April 4, 2024 noting that although at the time of the execution of the loan the borrower was an independent third party owned and controlled by a third party individual, the borrower company had previously been owned and managed by a former officer and a senior employee of the Company.

The Company has provided additional disclosure related to the repayment of a short-term loan taken at high interest with the issuance of a certain Series F convertible note to the creditor.

On the Company’s condensed balance sheet, the Company will now report any “Commitments and Contingencies” as a separate line item.

Generally, the Report has been made consistent with the 2023 10-K/A Report and the 2024 Q1 10-Q/A Restated Report with the introduction of small changes in presentation and with some greater detail to improve disclosure.

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

For the Quarter Ended June 30, 2024

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

2

NEXT-CHEMX CORPORATION

INTERIM FINANCIAL STATEMENTS

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEXT-ChemX Corporation

Condensed Balance Sheets

	June 30,	December 31,
	2024 (restated)	2023 (audited)
ASSETS
Current Assets:
Cash	$693	$2,458
Financial Assets	85,560	64,944
Prepaid expense and other current assets	530,622	72,925
Total Current Assets	616,875	140,327

Property and equipment, net	9,953	12,621
Intangible asset, net	2,617,076	2,691,967
Total Non-current Assets	2,627,029	2,704,588

Total Assets	$3,243,904	$2,844,915

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$2,823,772	$2,443,207
Other Current Liabilities	511,980	511,980
Loan payable	845,000	945,000
Due to related party	76,445	32,238
Total Current Liabilities	4,257,197	3,932,425

Non-Current Liabilities:
Notes payable	1,014,004	-
Total Non-Current Liabilities	1,014,004	-

Total Liabilities	$5,271,201	$3,932,425

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 20,000 Series to be issued as of June 30, 2024	20	-
Preferred stocks subscription receivables	(20)
Common stock, $0.001 par value, 100,000,000 shares authorized, 28,546,834 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	28,547	28,547

Additional paid-in capital	5,396,053	5,396,053
Accumulated deficit	(7,451,897)	(6,512,110)
Total Stockholders’ Equity (Deficit)	(2,027,297)	(1,087,510)
Total Liabilities and Stockholders’ Equity (Deficit)	$3,243,904	$2,844,915

The accompanying notes are an integral part of these condensed financial statements.

NEXT-ChemX Corporation

Condensed Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024 (restated)	2023 (unaudited)	2024 (restated)	2023 (unaudited)

Revenues	$-	$-	$-	$-

Operating expenses
Salaries and Employee Benefits	175,345	268,992	412,954	537,902
Professional fees and contractors	217,556	264,183	417,656	393,387
Depreciation and Amortization	38,779	1,334	77,559	2,668
Other operating Expenses	8,658	47,063	31,763	84,268
Total operating expenses	440,338	581,572	939,932	1,018,225

Income (loss) from operations	(440,338)	(581,572)	(939,932)	(1,018,225)

Other income (expense)
Other income	58,426		58,426
Unrealized Gain on Marketable Securities	40,603	203,050	20,616	203,050
Interest expense	(42,070)	(19,201)	(78,897)	(40,521)
Net other Income (expense)	56,959	183,849	145	162,529

Income Tax Liability	-	-	-	-

Net income (loss)	(383,379)	(397,723)	(939,787)	(855,696)

Net income (loss) per common share: Basic and diluted	(0.01)	(0.01)	(0.03)	(0.03)

Weighted average number of common shares outstanding: Basic and diluted	28,546,834	28,446,834	28,546,834	28,410,922

The accompanying notes are an integral part of these condensed (unaudited) financial statements.

NEXT-ChemX Corporation

Condensed Statement of Changes in Stockholders’ Equity (Deficit)

(unaudited)

For the Three and Six Months Ended June 30, 2024 (restated)

	Preferred Stocks to be Issued		Preferred Stocks-Subscription Receivables		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2023					28,546,834	$28,547	$5,396,053	$(6,512,110)	$(1,087,510)
Net loss								(556,409)	(556,409)
Balance March 31, 2024	0	$-	0	$-	28,546,834	$28,547	$5,396,053	$(7,068,519)	$(1,643,918)
Preferred Stocks to be issued	20,000	$20		$(20)					-
Net loss								(383,379)	(383,379)
Balance June 30, 2024	20,000	$20	0	$(20)	28,546,834	$28,547	$5,396,053	$(7,451,897)	$(2,027,297)

For the Three and Six Months Ended June 30, 2023 (unaudited)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2022	28,346,834	$28,347	$4,396,253	$(3,692,732)	$731,868
Stock Issuances to 3rd Party	100,000	100	499,900		500,000
Net loss				(457,973)	(457,973)
Balance March 31, 2023	28,446,834	28,447	4,896,153	(4,150,705)	773,895
Net Loss				(397,723)	(397,723)
Balance June 30, 2023	28,446,834	$28,447	$4,896,153	$(4,548,428)	$376,172

The accompanying notes are an integral part of these condensed (unaudited) financial statements.

NEXT-ChemX Corporation

Condensed Statements of Cash Flows

(Unaudited)

	For the six months ended
	June 30,
	2024 (restated)	2023 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income(loss)	$(939,787)	$(855,696)
Adjustments to reconcile net loss to net cash used in operating activities:	-	-
Depreciation and amortization	77,559	2,668
Other income received in form Shares of Stocks	-	(203,050)
Consultant commission paid in third party stock	-	101,525
Unrealized gain on trading securities	(20,616)	-
Changes in Operating Assets and Liabilities:
Related Party Advances	44,207	-
Prepaid expenses and other assets	(457,697)	(51,084)
Accounts payable and accrued liabilities	434,569	835,968
Net cash provided by (used in) operating activities	(861,765)	(169,669)

INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-

FINANCING ACTIVITIES
Proceeds from the Stock Issuance of Common Stocks	-	500,000
Net proceeds from convertible notes payable	840,000	75,000
Net proceeds from loan payable	20,000	-
Repayment of notes payable	-	(376,007)
Net cash provided by (used in) financing activities	860,000	198,993

Net increase (decrease) in cash	(1,765)	29,324
Cash, beginning of year	2,458	28,355
Cash, end of the period	$693	$57,679

NON-CASH INVESTING AND FINANCING ACTIVITIES

Conversion of loan, interest and debt to convertible note	$174,004	$-
Preferred Stocks to be issued	$20	$-

SUPPLEMENTAL DISCLOSURES
Cash payments for interest, net of capitalized interest	-	-
Cash payments for income taxes, net	-	-

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

During the second quarter of 2024, the Company has continued to manage the construction of the first of two pilot plant systems that will form the basis of its ongoing commercialization efforts by demonstrating the scalability of the system for commercial purposes, by providing actual commercial data to define typical running costs, and by generating commercial interest by processing samples supplied by potential customers to demonstrate the iTDE technology’s capability commercially. The two planned systems include (i) a smaller flexible system utilizing the iTDE Technology that will enable the processing of solutions containing lithium to demonstrate the commercial viability of the system; and (ii) a larger system that will handle the processing of industrial quantities of brines, better demonstrating the scalability and performance of the system when used commercially to extract lithium. This work is being carried out in India under contract.

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

NOTE 2 – GOING CONCERN

The Company has incurred losses since inception (August 13, 2014) resulting in an accumulated deficit of $ 7,451,897 as of June 30, 2024. The Company has been operating with a working capital deficit since changing its business focus in April 2021. For a variety of reasons, the Company has found it difficult to raise money on the capital markets and has relied extensively on existing shareholders to fund operating expenses. Such funding has been insufficient necessitating the Company’s employees and on occasion its third-party contractors to settle for delays in payment. In the case of employees and consultants, a significant amount of debt has accumulated effectively becoming a source of the Company’s operating capital. To achieve revenues, the Company should complete its pilot plant enabling it to demonstrate the commercial benefits of the iTDE Technology. Until such time as the pilot plant is completed and the Company can commence the normal commercialization of its technology, further losses are anticipated. Management anticipates more losses before the commercialization of the system can be expected to break-even or to turn a profit. During fiscal 2023, the Company concluded agreements with a third party aimed at commercialization of the iTDE Technology and the Company believes that it will identify further similar opportunities once pilot demonstrations become a reality. This is expected to ease the deficit in working capital.

For the six months ended June 30, 2024, the Company showed a net loss of $939,787 as compared with the loss of $855,696 for the six months ended June 30, 2023. The net cash used in operating activities of the Company during the six months ended June 30, 2024, and 2023 was $861,765 and $169,669, respectively. During the second quarter of 2023 the Company received its first payment from a commercial partner interested in deploying the Company’s system for the commencement of the commercialization of the Company’s main asset, its iTDE Technology, there remains a substantial doubt regarding the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the continuing and expanding success of the Company’s development efforts, however, it is anticipated that. Notwithstanding the promising results of the Company’s participation in its venture with Clontarf and the Government of Bolivia, the Company will require additional capital to reach its goals.

From the anticipated receipts of any financing, the Company must discharge outstanding payables of $209,535 and a further $524,550 in accrued expenses together with a total of $2,031,989 payables for salary, remuneration and expenses.

The Company estimates it will need to raise an estimated $3 million to manage the ongoing development of its technology to the point where the Company considers it can begin to market the technology effectively provided however the existing shareholder debt is converted into equity as planned. There is no assurance that the financing of this nature will be available in the future or that this plan will be fulfilled. The possible inability to raise the financing necessary and the general business uncertainties and particular conditions and situation described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Evaluation of Long-Lived Intangible Assets

The Company acquired its principal intellectual property asset in the second quarter of 2021. The value of the asset was initially derived from the underlying arms’ length transaction in which the company owning the technology transferred the technology to the Company in exchange for a specific number of shares of Common Stock of the Company. The value of the shares was derived from the fact that such shares were bought and sold in an arms’ length transaction that occurred simultaneously. The technology composed initially of patents and patent applications as well as certain knowhow was initially amortized by the Company. However, during fiscal year 2021, due to the nature of the technology behind the asset and its application across multiple disciplines and businesses, Management considered the asset to be greater than the individual patents and possible patent applications. Certain technological ideas give rise to many various applications (‘stem technologies’). For this reason, on September 30, 2021, the asset as a stem technology was reclassified as an intangible asset of indefinite life. The value taken was that of its book value at the third quarter end 2021 following initial amortization. Intangible assets of indefinite life are not amortized but instead tested for impairment at least annually or more frequently if events and circumstances indicate that the asset might be impaired.

The Company is required to evaluate periodically the useful life of its assets and to adjust the value of the asset, depreciating it over its useful life. This revaluation has resulted in the decision to amortize the technology asset as a finite indefinite asset taking as its useful life the protection period of the patents filed to protect the said asset.

The indefinite intangible asset was reevaluated and is now considered to have an estimated useful life equivalent to the period of its underlining patent protection, appropriate amortization being charged to the value of the asset accordingly. This has resulted in an adjustment of $533,038 to the asset value as of June 30, 2024. This has resulted in a charge of $224,673 against the value of the asset as amortization; and 2) the balance sheet was readjusted to include $308,365 of retained earnings. Further details are included in Note 5 below.

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

For the quarterly periods ended June 30, 2024, and June 30, 2023, there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in these periods. Notwithstanding this, however, it should be noted that as on June 30, 2024, the Company had the following dilutive instruments outstanding convertible into shares of ordinary shares of common stock as follows:

a)	20,000 Series A Preferred Shares convertible into 5 million shares;
b)	convertible Instruments with an outstanding debt of $1,014,004 convertible at $1.25 into 811,203 shares; and
c)	certain employment and consulting agreements with a provision to convert remuneration and expense owing to such employees at a conversion price of $1.25 would result potentially in the issuance of 1,912,983 shares.

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

PP&E depreciation policy of fixed tangible assets

The depreciation policy of the Company’s long term fixed tangible assets is decided dependent on the useful life a particular asset is expected to have. The Company currently operates with very few assets having no real estate and with very little operational equipment. The current book value of all fixed tangible assets owned by the Company is $9,953. None of these assets are considered to be material to the business.

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

The Company has noted the recent issuance by FASB of ASU 2023-07 on November 27, 2023, that introduces amendments to “improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses” to enable “investors to better understand an entity’s overall performance” and assess “potential future cash flows”. At present, the Company has no marketable product lines, it is currently developing the technology that will enable the introduction of one or more such lines, however, it is too early to predict in what final product form, and more importantly how many different variations of this, the iTDE Technology will eventually be marketed. The Company’s chief operating decision maker, its CEO Mr. Benton Wilcoxon, who is responsible for the allocation of the Company’s resources acts on the principle that the business cannot as yet be considered to operate with different segments of activity nor is investment into development work divided into different segments, its operating capital and investment being dedicated only to one end, that of completion of the iTDE Technology and its incorporation into one or more final marketable product segments. For this reason, the Company does not expect the adoption of this standards update to have a material impact on the financial statements during the year ended December 31, 2024.

The recent release of FASB No. 2024-02 in March 2024 was in general to improve codification by removing references in the regulations to ‘Concepts Statements’. In the opinion of management these modifications will not affect the presentation of the Company’s financial statements

Noting also that the Company does not currently offer any profits interests or similar awards, the Company currently does not have any recent accounting pronouncements that they are studying, and feel may be applicable.

NOTE 4 – PREPAID EXPENSE AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets amounted to $530,622 as of June 30, 2024, it was increased from the $72,925 reported as of December 31, 2023. This represents an increase of $457,717 during the period. Prepaid expenses comprise a $1,600 deposit on the rental of laboratory facilities and a $600 deposit under a consultancy agreement, both unchanged as well as an advance of $5,300 to an employee on humanitarian grounds following the death of a parent. The remainder comprises: (1) advance payments for the purpose of filing for intellectual property protection of $70,000; and (2) a payment of $389,500 made to a third-party US engineering and technology development company (“ETD Co”) to be used for complementary development work. Payment is organized as repayable loan under an agreement executed April 4, 2024, earning interest on principal with an option for the Company to offset repayment of the loan and interest should the Company wish to acquire any technology developed by the debtor. The use of funds is overseen by the CEO of the Company and the full amount of the loan and interest is expected to be repaid by ETD Co May 30, 2026. As of June 30, 2024, interest payable on this loan is $59,425. Advance payments made in trust to our IP attorneys are used by the law firm for patent expenses and other payments being disbursed by the attorneys when required. The IP trust account is replenished when needed. As of June 30, 2024, the balance of the IP trust account was $4,197, during the 3 months ending June 30, 2024, it was increased by $3,594.

The ETD Co was previously owned and managed by a former officer of the Company and one of its other senior employees and used by them for managing technologies not related to the business of the Company. In 2023, ETD Co had sought to invest in the Company by purchasing its convertible instruments and then its equity, however, this investment was unsuccessful. On April 1, 2024, 100% of the ownership of ETD Co was sold by its shareholders to a third party and since that date neither related party had any further involvement of any kind in its ownership or business, in particular neither related party had any involvement in the proposal, negotiation or operation loan agreement.

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
At December 31, 2022	$3,500,127
Additions	-
Transfers	-
At June 30, 2023	3,500,127
Additions	-
Disposals	-
At December 31, 2023	3,500,127
Additions	-
Disposals	-
At June 30, 2024	3,500,127

Accumulated Amortization
At January 1, 2022	350,013
Charge for the year	-
At December 31, 2022	350,013
Charge for the year	149,782
Prior Period Adjustment	308,365
At December 31, 2023	808,160
Charge for the period	74,891
At June 30, 2024	883,051

Carrying amount
At December 31, 2022	3,150,114
At December 31, 2023	2,691,967
At June 30, 2024	2,617,076

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of June 30, 2024, and December 31, 2023, accounts payable and accrued liabilities consisted of as follows:

	June 30,	December 31
	2024 (restated)	2023 (audited)
Accounts payable and accrued expenses	$860,925	$698,009
Accrued payroll	1,828,704	1,668,748
Accrued interest	134,143	76,450
Total	$2,823,772	$2,443,207

As on June 30, 2024, the Company owed a total of $845,000 in loans payable to shareholders and certain of these loans were set to fall due in 2024, however, all of these loans were extended such that none of these loans fell fall due during fiscal 2024 and this has already been disclosed publicly as at the date of this Report. As at the date of this report, only two of these loans (including their various interest payments) will fall due during fiscal year 2025 (following extensions of such loans agreed as at the date of the filing of the present 10-Q/A).

(i)	A loan of $125,000 will fall due September 14, 2025, and
(ii)	A second loan of $125,000 will fall due September 14, 2025.

All the remaining loans outstanding on June 30, 2024, will fall due after fiscal year end 2025.

On February 29, 2024, seven senior employees and consultants of the Company who were owed a total of $2,232,636 million on that date, agreed to defer payment by the Company of outstanding amounts owing to them on certain specific terms (“Debt Extension Agreements”). The Debt Extension Agreements replaced previous agreements and understandings relating to debt deferral and remuneration.

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

As of June 30, 2024, a total of $48,115 in remuneration and interest payments was owed under the Debt Extension Agreements.

By signature of an addendum with each of the signatories of the Debt Extension Agreements on May 30, 2025, the said agreements shall only enter into force on the first date following May 30, 2026 on which the total debt of the Company outstanding to any listed shareholders of the Company who are not employees of the Company has been either converted to shares of common stock of the Company, or paid in full, or forgiven; if this suspensive condition is not realized on or before May 30, 2026, each of the Debt Extension Agreements shall become void and cease to have effect.

As at the date of the present Report none of these Debt Extension Agreements had entered into force.

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

NOTE 7 – CONVERTIBLE NOTES, PROMISSORY NOTES AND LOANS

During the six months ended June 30, 2024, the Company issued six convertible notes (Series F) with aggregate amount of $649,004 as follows:

On February 20, 2024, $65,000 that will mature on February 20, 2026;

On February 21, 2024, $25,000 that will mature on February 21, 2026;

On February 23, 2024, $25,000 that will mature on February 23, 2026;

On March 2, 2024, $50,000 that will mature on March 2, 2026

On March 28, 2024, $200,000 that will mature on March 28, 2026

On April 3, 2024, $250,000 that will mature on April 3, 2026;

On April 18, 2024, $100,000 that will mature on April 18, 2026;

On May 15, 2024, $174,004 that will mature on May 15, 2026;

On May 16, 2024, $75,000 that will mature on May 16, 2026;

On May 17, 2024, $25,000 that will mature on February 17, 2026;

On May 18, 2024, $100,000 that will mature on May 18, 2026; and

On May 22, 2024, $25,000 that will mature on May 22, 2026.

As of June 30, 2024, the total aggregate convertible debt outstanding was $1,014,004.

The Series F convertible note issued on May 15, 2024, was issued to a shareholder to extinguish a short-term loan concluded with the same shareholder on November 16, 2023, that came to maturity on the same date of May 15, 2024. The short-term loan was extinguished on the maturity date without default on the part of the Company.

Around the time of the maturity of the loan, the shareholder concerned had elected to purchase a second block of $250,000 of the Series F note issuance (the first block was issued to him on April 3, 2024) and this was actually achieved by the issuance of two separate Series F convertible notes on two consecutive days: May 15 and May 16, 2025 in an aggregate amount of $249,004. Under normal circumstances the entire amount of would have been remitted to the Company, however, since the shareholder was due to receive the maturity payment for the short term November 16, 2024 loan, as well as a small payment of $8,800 for certain services rendered to the Company, these two debts were combined and settled by offsetting the debt in aggregate of $174,004 against the promised investment, resulting in the issuance of one note to cover the offset and a second, paid in cash, to complete the investment.

Whereas in November of 2023, the financial situation of the Company was more difficult forcing the Company to secure financing of expensive terms, by February of 2024, the situation had improved. A Form D was filed with the SEC on February 27, 2024, announcing a $3 million Series F convertible note financing with a maturity date on the second anniversary of each note’s issuance. The notes paid 10% per annum interest at term and the outstanding principal and interest on the notes were convertible into shares of common stock of the Company at $1.25 per share at maturity. Since these terms were much improved for the Company when compared to the short-term loan the Company always intended to extinguish the loan with proceeds from the Series F financing.

The short-term November 16 loan was for a principal loan amount of $120,000, however, to underline the short-term nature of the loan, monthly interest of 4% was due on the principal amount of the loan, effectively 48% per annum contrasting significantly with the 10% per annum interest due on the Series F notes. However, the Series F note, being convertible provided a potential advantage in being convertible at $1.25 per share. The closing price on May 15, 2024, was $2.10, however, with very little liquidity in trading.

Since, at the time of Maturity the Company was raising money on better terms than those contained in the short term loan, the Company could have simply repaid the short term loan in the normal way with proceeds from the issuance of a Series F note, however, since the investor purchasing the notes was also the lender due repayment of the short term loan, the Company and the debtor elected to extinguish the obligation under the short term loan by offsetting the amount due under the short term loan with the amount payable under the May 15, 2024 Series F note.

In the extinguishment of the short-term loan, the Company recognized neither loss/gain since the principal was converted on the day the loan matured.

As of June 30, 2024, the Company had ten outstanding loans with an aggregate value of $965,000. Each of these loans is repayable in one year and pays 10% interest annually in arrears. The Company contracted two conventional loans during the six months ending June 30, 2024, with an aggregate value of $20,000. Each of these loans is repayable in one year and pays 10% interest annually at maturity, however, no conventional loans were contracted during the three months ending June 30, 2024.

During the three months ended June 30, 2024, the Company recognized interest expense on its loans and convertible notes of $42,070, as compared to $19,201 for the same period ended June 30, 2023. The total recognized interest expense for the six months ending June 30, 2024, was $78,897 compared to the $40,521 of interest recognized for the same period in 2023.

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

As of June 30, 2024, seven Directors, Officers and employees, including full time consultants, were owed a total of $2,391,248 for salaries, remuneration and expenses. Of this $389,416 is owed to the two Directors who are also the senior officers of the Company (“Senior Managers”).

On June 30, 2024, the following Senior Managers were owed the following amounts:

Name	Title	Amount owing ($)	Accumulated Leave ($)	Total Liability ($)
Benton Wilcoxon	Director, CEO	69,841	19,930	89,771
John Michael Johnson	Director, President & CFO	274,698	24,947	299,645
Total Liability:		344,539	44,877	389,416

Under the terms of the Debt Extension Agreements concluded between the Senior Managers and a further five other employees and consultants the outstanding debt to such persons may be converted under certain terms. In particular, such debt might be converted into shares at the price which is five percent (5%) lower than the average trading price of the five business trading days immediately preceding the date conversion or at the price that is five percent (5%) lower than the price reported to the SEC as an offering of shares to the market. In such event, the Company would be significantly diluted by the issuance of compensating shares. On June 30, 2024, the average 5-day trading price of the Company’s shares was $2.25. If all the outstanding debt as of June 30, 2024, were to be converted at this price this would result in the issuance of 1,062,777 shares. If such option had been exercised on September 10, 2025 when the average 5-day trading price was $5.62 the number of shares to be issued would amount to 425,489 shares.

On April 4, 2024, the Company entered into a loan agreement with a third-party engineering and technology development company (“ETD Co”). This US based corporation was, prior to the negotiation and signature of the loan agreement, previously owned and managed by a former officer of the Company (who resigned from the Company on February 22, 2024) and one of its other senior employees. Neither of these two related parties had any involvement in negotiation, execution or subsequent business related to the loan or the relationship between the ETD Co and the Company after April 1, 2024.

Since May 4, 2022, ETD Co had sought to invest into the Company by purchasing its convertible notes and shares, however, these proposals were dependent on ETD Co raising funds for its own operations. In raising funds, ETD Co was using the services of a third-party financial expert (the “Financial Consultant”) however, ETD Co was never successful in closing on this finance so no investment was ever made in the Company. In addition, ETD Co proposed introducing the Company to complimentary technologies that might benefit the Company, however, the Company did not pursue any of these introductions or proposals and no funds were ever paid to ETC Co by the Company for this purpose. On April 1, 2024, the Financial Consultant acquired the entire ownership interest in and to the ETD Co and its business including its relationship with the Company. Since the date of the sale neither related party had any further involvement of any kind in its ownership or business, in particular neither related party mentioned in connection with ETD Co had any further involvement with ETD Co and in particular in relation to the proposal, negotiation, execution or operation loan agreement dated on April 4, 2024, this being carried on by the Financial Consultant independently in connection with proposals to provide funding to the Company.

NOTE 9 – VALUE OF FINANCIAL INSTRUMENTS

As of June 30, 2024, the Company holds certain shares in the AIM publicly traded company Clontarf Energy plc. These shares were acquired on May 31, 2023, when the market price for such shares on AIM was GBP 0.00085. The table below sets forth the fair market value of the shareholding based on the closing price for the shares on the AIM market. As of June 30, 2024, the market price for Clontarf shares was GBP 0.0007, putting the Fair Value of the Investment at $85,560.

The Company recognized a loss of $15,965 on the shareholding when measured against the market price on the AIM market on the date of the acquisition of the shareholding.

From the acquisition Date to period cover June 30, 2024, the fair market value (FMV) of the shareholding was reported as follows:

	Date	Number of Shares	Market Price	Exchange Rate	Amount in USD
Acquisition Date	31-May-23	96,250,000	GBP 0.00085	1.24095	101,525
Period End	30-June-24	96,250,000	GBP 0.00070	1.26990	85,560
Unrealized (Loss)					(15,965)

For the six month period from January to June 2024, the FMV was reported as follows:

	Date	Number of Shares	Market Price	Exchange Rate	Amount in USD
Year End, FMV	31-December-23	96,250,000	GBP 0.00053	1.2731	64,944
Period End	30-June-24	96,250,000	GBP 0.00070	1.26990	85,560
Unrealized Gain					20,616

NOTE 10 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 and 5,000,000 shares of preferred stock with a par value of $0.001.

On June 30, 2024, there were 28,546,834 shares of common stock outstanding.

During the six months ended June 30, 2024, the Company issued no shares of common stock.

On May 29, 2024, the Company Board of Directors agreed to the issuance of a total of 20,000  newly authorized preferred stock in a class identified as Class “A” Preferred Stock. Ten thousand (10,000) Class “A” Preferred Stock were subscribed by John Michael Johnson, a director of the Company holding the senior management positions of President and CFO, with the additional ten thousand (10,000) Class “A” Preferred Stock being subscribed for and on behalf of the Board of Directors of the Company to utilize as the Board sees fit in the best interest of the Company. These shares were to be issued at par value of $20 and subscription agreements were duly concluded, however, since the subscriptions were never paid, the offer to subscribe was withdrawn.

Each share of Class A Preferred Stock subscribed on May 29, 2024 ranks senior to all Common Stock and any other class of securities that is specifically designated as junior to Class A Preferred Stock. Each Share of Class A Preferred Stock shall be convertible at any time by the holder thereof into 250 shares of Common Stock, however, any Series A Preferred Stock remaining unconverted at 5:00 P.M., Las Vegas, Nevada time on January 1, 2026, shall be automatically converted into Two Hundred Fifty (250) shares of the Company’s Common Stock (par value $0.001). Each Share of Class A Preferred Stock shall be entitled to Five Hundred (500) votes on any matter on which any of the shareholders are required or permitted to vote. No dividends shall be paid on any Series “A” Preferred Stock.

As of June 30, 2025, no funds had been transferred to pay for the said subscriptions. As a result, on notice to the subscribers duly given, the issuance of these 20,000 shares of Class ‘A’ shares of Preferred Stock was revoked for non-payment, and the entire Class “A” Preferred Stock series was cancelled

During the six months ended June 30, 2024, the Company issued no options under the Company’s 2021 Stock Incentive Plan (the “Plan”).

During the six months ended June 30, 2024, the Company none of the outstanding convertible debt of the Company was converted into shares of common stock.

NOTE 11 – SUBSEQUENT EVENTS

On June 30, 2025, the Board of Directors, noting that the subscription payments due to effect the issuance of the twenty thousand shares of Class A Preferred Stock payable in accordance with the subscription agreements entered into on May 29, 2024 had not been paid, and following notice duly given, cancelled the said subscriptions. In addition, at the same time the Board of Directors revoked and cancelled the entire series of Class A Preferred Stock.

On September 23, 2024 the Company’s Board of Directors elected to create a new class of preferred stock, identified as Class “F” Preferred Stock. Each share of Class “F” Preferred Stock ranks senior to all Common Stock and any other class of securities. The shares of Class “F” Preferred Stock are under no circumstances convertible into shares of Common Stock at any time and no dividends shall be paid on any Series “F” Preferred Stock. Each Share of Class “F” Preferred Stock shall be entitled to One Thousand (1,000) votes on any matter on which any of the shareholders are required or permitted to vote.

A total of 20,000 shares of this Series F Preferred Stock was duly authorized. Ten thousand (10,000) Class “F” Preferred Stock was subscribed by John Michael Johnson, a director of the Company holding the senior management positions of President and CFO, and an additional ten thousand (10,000) Class “F” Preferred Stock was subscribed by the Board of Directors of the Company. No payment was made by either party for the said subscriptions to the Class “F” Preferred Stock. As a result, on June 30, 2025, the Board of Directors, noting that the subscription payments remained unpaid, elected to cancel the subscriptions. On the same date, the Board of Directors revoked and cancelled the entire series of Class F Preferred Stock.

During the period commencing on July 1, 2024 and ending with the date of the present Report, the Company financed its business through the issuance of 14 new convertible notes (Series F) with an aggregate principal face value of $1.066 million.

On September 13, 2025, two loans each with a principal amount of $125,000 and due to be repaid on the September 14, 2025 were extended with the new due date for both loans fixed as October 16, 2025.

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

It is important for the commercialization process that the Company have access to material to process (“feedstock”) since the process will usually be particularly adapted to suit a particular feedstock. On March 27, 2023, the Company signed a Partnership Agreement with the UK AIM listed company Clontarf Energy plc (“Clontarf”) in accordance with which the partners would pursue together the possibility of using the Company’s iTDE Technology to extract lithium and other materials from feed-stock brines in Bolivia. On behalf of the partners, Clontarf submitted a bid to the “Pública Nacional Estratégica Yacimientos de Litio Bolivianos” (the ‘National Strategic Public Company of Bolivian Lithium Deposits’ or “YLB”) in the Call for Bids (“convocatoria”) for the seven priority salares (salt pans) in Southern Bolivia. since fiscal year 2023, the Clontarf bid has made progress through the bidding process which consists of five phases. Given the extended time and uncertainty of winning the convocatoria, the Company has begun to explore alternative sources of feedstock with commercial potential in particular in the US where environmental considerations and clean-up are paramount and where the Company’s technology may open access to domestic sources of strategic materials.

The Company has been focusing on additional and complementary technologies that will enhance its system either by rendering it more efficient or by reducing cost. In the second quarter of 2024, the Company entered into an agreement with a third-party US engineering and technology development company (“ETD Co”) that may provide access to additional technologies focusing initially on membrane advances before turning to milling technology. If successful, the Company may use all or part of a certain loan to acquire such technology. The funds transferred for this purpose are secured as a loan earning 8% interest and are due to be repaid by May 30, 2026, if no specific technology is acquired by the Company prior to repayment.

Results of Operations

The following table summarizes the results of our operations during the three months ended June 30, 2024, and 2023, respectively:

	Three Months Ended
	June 30, (not reviewed)
	2024	2023	Change

Revenues	$-	$-	$-
Operating expenses	440,338	581,572	(141,234)
Other (Income) expense	(56,959)	(183,849)	126,890
Net profit (loss)	(383,379)	(397,723)	14,344
Profit (Loss) per share of common stock	(0.01)	(0.01)	-

During the three months ended June 30, 2024, the principal focus of the Company was the finalization of the pilot plant engineering and construction in India together with the work in developing specific membranes for use with the Company’s technology. In addition, the Company was focused on seeking finance for its future and dealing with certain litigation issues. During this period, the Company incurred operating expenses of $440,338, a 25% reduction when compared to the same period in 2023. In contrast, Other Income fell from 183,849 to 56,959 leaving the resulting loss at broadly the same level: $383,379 (for 2024) to $397,723 (for 2023), a difference of only $14,344.

Since changes in the Company’s human resources and rental expense took place in the first quarter of 2024, the greatest reduction in operating expense between the second quarter of 2024 and the same period in 2023 was the reduction of $83,405 in salaries for both managers, employees and research and development personnel and the removal of the Illinois research facility expense reducing expense by an additional $13,228. For the remaining employees, the practice of allowing leave to be accumulated was also suspended resulting in a one-time reduction in employee benefit. In addition, the expenses of contractors and consultants were reduced slightly by $16,843 from the same period in 2023. All these measures were the result of efforts to reduce and rationalize running costs given the difficult financial situation of the Company.

Other significant reductions between the periods resulted from a reduction of $38,454 in intellectual property expense, and of $24,331 in marketing, entertainment and events. These reductions were offset by increases in expenses between the same period of 3-months ending June 30 between 2023 and 2024: in legal and auditing fees of $10,154; in interest payable on corporate loans of $22,868; as well as the addition of amortization expense amounting to $37,446 resulting from changes to the classification of the Company’s primary asset, its technology that necessitated amortization of the technology.

In general the significant efforts to reduce costs in 2024 were obscured in the comparison between the periods ending June 30 for years 2023 and 2024, since in the second quarter of 2023, the Company received shares in the publicly traded corporation Clontarf Energy plc worth, at the 2023 quarter end, $203,050. The receipt of additional shares from Clontarf will require completion of the polit plant and the ability to test Bolivian brines.

The following table summarizes the results of our operations during the six months ended June 30, 2024, and 2023, respectively:

	Six Months Ended
	June 30, (not reviewed)
	2024	2023	Change

Revenues	$-	$-	$-
Operating expenses	939,932	1,018,225	(78,293)
Other (Income) expense	(145)	(162,529)	162,384
Net profit (loss)	(939,787)	(855,696)	(84,091)
Profit (Loss) per share of common stock	(0.03)	(0.03)	-

The 6-month period ending 2024, continued the Company’s shift of operations out of the United States to India, with a decrease in operational costs and a reduction of employees offset by a greater use of consultants and contractors. With a majority of the critical staff resident outside the US and the lower costs of operating abroad, this made business sense. Management has been aware since the previous year that the development of the pilot plants would take longer and require considerably more funding if carried out in the US.

This is reflected in the Company’s operating expenses with the 6-month combined expenses for 2024 being $939,932 as compared to $1,018,225 for the same 6-month period of 2023, representing a small reduction of $78,293 between the periods. Much of the underlying picture of the Company’s finances is obscured by the one-off receipt of the Clontarf shares valued at $203,050 recorded as other income in 2023, while for the same period in 2024, only $14,560 of other income was recorded. As a result, the six months ending June 30, 2024, net loss increased by $84,091 over the same period in 2023.

The largest decrease in expenses during the first six months of 2024 when compared to the same period of 2023 was the reduction of $166,307 in salaries for both managers, employees and research and development personnel. This was partially offset by cancellation of leave benefit. In general, the workforce was restructured during this period with a shift to India to reduce overall costs. Intellectual property expenses were also lower in the six month comparison of 2023 over 2024, a reduction of $59,586, however, this tends to be cyclical and payments are dependent on patent work rather than as a predictable expense. The Company was successful in reducing the general operational overheads by small amounts to conserve cash.

The Company’s reliance on debt financing led to an increase in interest expense with $78,897 recorded for the six months ended 2024 as compared to $40,521 for the same period in 2023.

The introduction of the amortization of the Company’s iTDE Technology also resulted in the addition of $74,891 in expense for the six month period ending June 30, 2024 over the same period in 2023.

During the second quarter of 2024, the Company booked interest payments of $41,359 on the indebtedness of long-standing unpaid salaries to senior employees leading to an increase in employee benefits.

Liquidity and Capital Resources

As of June 30, 2024, we had total current assets of $616,895 and an accumulated deficit of $7,451,897.

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

Date: September 16, 2025	NEXT-ChemX Corporation

	By:	/s/ Benton Wilcoxon
Benton Wilcoxon
Chief Executive Officer
(Principal Executive Officer)

