Form 10-Q/A
period 2024-09-30
NEXT-ChemX Corporation.
filed 2025-11-18
CIK 1657045

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of October 31, 2025 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	28,546,834

IMPORTANT NOTICE

On May 3, 2024, the Company was made aware that its long-standing auditors, BF Borgers CPA PC, had been denied the privilege of appearing or practicing before the Securities and Exchange Commission (the “SEC”) as an accountant. In view of the nature of the actions taken by the SEC in relation to the Company’s former auditor, the SEC requires the Company to have its new auditors review 2 years of its quarterly financial statements along with the reaudit of 2 years of annual financial statements. This has resulted in a deficiency in the Company’s filings entirely due to circumstances beyond the control of the Company. The Company appointed a new registered public accounting firm: Fruci & Associates II PLLC, Certified Public Accountants based in Spokane, Washington (“Fruci & Associates”) to replace BF Borgers.

This present Quarterly Report filed on Form 10-Q/A (the “Report”) includes modifications resulting from the completion of the audit carried out by Fruci & Associates on the Company’s 2023 Annual Report filed on Form 10-K/A on April 28, 2025 (the “2023 10-K/A Report”) as well as its two 2024 Quarterly Reports on Form 10-Q/A for the periods ending March 31, 2024 and June 30, 2024(the “2024 10-Q/A Restated Reports”) reviewed by the auditors and filed on June 30, 2025 and September 16, 2025 respectively. This present restated Report is duly filed in replacement of the original September 30, 2024, filing.

The principal changes to the 10-Q are as follows:

Several important adjustments were made to the Company’s financial statements: 1) the Company’s technology, considered in filings since September 2021 to be an indefinite intangible asset was reevaluated and is now considered to have an estimated useful life equivalent to the period of its underlining patent protection, appropriate amortization being charged to the value of the asset accordingly. This has resulted in an adjustment of $570,484 to the asset value as of September 30, 2024. This has resulted in a charge of $262,119 against the value of the asset as amortization; and 2) the balance sheet was readjusted to include $308,365 of retained earnings.

The recording of the issuance of 20,000 Class A shares of Preferred Stock has been restated since these shares, although duly subscribed, were never paid for. The previous reporting of the Class A Preferred recorded the said shares as having been issued; however, since the required payment for the subscription of said shares was never received, the financial statements have been adjusted accordingly.

The recording of the issuance of 20,000 Class F shares of Preferred Stock has been restated since these shares, although duly subscribed, were never paid for. The previous reporting of the Class F Preferred recorded the said shares as having been issued; however, since the required payment for the subscription of said shares was never received, the financial statements have been adjusted accordingly.

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

The Report has been made consistent with the 2023 10-K/A Report and the 2024 10-Q/A Restated Reports with the introduction of small changes in presentation and with some greater detail to improve disclosure.

Matters relating to projected timing in the Report have been changed from the original disclosure to reflect the current belief of management regarding such projections. Where necessary or helpful, the circumstances relating to the need for such adjustment are also reported.

A number of other changes were made to punctuation and grammar that do not affect the sense of disclosure, and where dollar figures included cents, these were rounded up to the nearest dollar.

NEXT-ChemX Corporation

Quarterly Report on Form 10-Q/A

For the Quarter Ended September 30, 2024

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

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; and other factors referenced in this and previous filings, including those previously filed for periods falling after the period reported herein.

Given these uncertainties, readers of this Form 10-Q/A and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

2

NEXT-CHEMX CORPORATION

INTERIM FINANCIAL STATEMENTS

Table of Contents

Page
Condensed Balance Sheets as of September 30, 2024 (restated) and December 31, 2023 (audited)	F-2
Condensed Statements of Operations for the three and nine months ended September 30, 2024 (restated) and 2023 (unaudited)	F-3
Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three, and nine months ended September 30, 2024 (restated) and 2023 (unaudited)	F-4
Condensed Statements of Cash Flows for the nine months ended September 30, 2024 (restated) and 2023 (unaudited)	F-5
Notes to Unaudited Condensed Financial Statements	F-6

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEXT-ChemX Corporation

Condensed Balance Sheets

	September 30,	December 31,
	2024 (restated)	2023 (audited)
ASSETS
Current Assets:
Cash	$35,386	$2,458
Financial Assets	68,229	64,944
Prepaid expense and other current assets	591,070	72,925
Total Current Assets	694,685	140,327

Property and equipment, net	8,619	12,621
Intangible asset, net	2,579,631	2,691,967
Total Non-current Assets	2,588,250	2,704,588

Total Assets	$3,282,935	$2,844,915

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$3,009,285	$2,443,207
Other Current Liabilities	511,980	511,980
Loan payable	845,000	945,000
Due to related party	104,445	32,238

Total Current Liabilities	4,470,710	3,932,425

Non-Current Liabilities:
Notes payable	1,220,004	-
Total Non-Current Liabilities	1,220,004	-

Total Liabilities	$5,690,714	$3,932,425

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized:
20,000 Series A Preferred Stock to be issued as of September 30, 2024	20	-
20,000 Series F Preferred Stock to be issued as of September 30, 2024	20	-
Preferred stocks subscription receivables	(40)
Common stock, $0.001 par value, 100,000,000 shares authorized, 28,546,834 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	28,547	28,547
Additional paid-in capital	5,396,053	5,396,053
Accumulated deficit	(7,832,379)	(6,512,110)
Total Stockholders’ Equity (Deficit)	(2,407,779)	(1,087,510)
Total Liabilities and Stockholders’ Equity (Deficit)	$3,282,935	$2,844,915

The accompanying notes are an integral part of these condensed financial statements.

NEXT-ChemX Corporation

Condensed Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2024 (restated)	2023 (unaudited)	2024 (restated)	2023 (unaudited)

Revenues	$-	$-	$-	$-

Operating expenses
Salaries and Employee Benefits	174,000	258,750	586,954	774,000
Professional fees and contractors	110,879	107,575	528,534	500,963
Depreciation and Amortization	38,779	1,334	116,338	4,002
Other operating Expenses	5,898	35,776	52,224	142,698
Total operating expenses	329,556	403,435	1,284,049	1,421,663

Income (loss) from operations	(329,556)	(403,435)	(1,284,049)	(1,421,663)

Other income (expense)
Other income	15,859	(500,000)	88,846	(296,947)
Unrealized gain (loss) on Marketable Securities	(17,330)		3,285
Interest expense	(49,455)	(19,422)	(128,351)	(59,944)
Net other Income (expense)	(50,926)	(519,422)	(36,220)	(356,891)

Income Tax Liability	-	-	-	-

Net income (loss)	(380,482)	(922,857)	(1,320,269)	(1,778,554)

Net income (loss) per common share: Basic and diluted	(0.01)	(0.03)	(0.05)	(0.06)

Weighted average number of common shares outstanding: Basic and diluted	28,546,834	28,495,747	28,546,834	28,439,508

The accompanying notes are an integral part of these condensed (unaudited) financial statements.

NEXT-ChemX Corporation

Condensed s of Changes in Stockholders’ Equity (Deficit)

(unaudited)

For the Three and Nine Months Ended September 30, 2024 (restated)

	Preferred Stocks to be issued		Preferred Stocks Subscription Receivable		Common Stock		Additional Paid-in	Accumulated	Shareholders
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2023					28,546,834	$28,547	$5,396,053	$(6,512,110)	$(1,087,510)
Net loss	-	-	-	-				(556,408)	(556,408)
Balance March 31, 2024					28,546,834	$28,547	$5,396,053	$(7,068,518)	$(1,643,918)
Series A Preferred Stocks to be issued	20,000	$20		$(20)					-
Net loss	-	-	-	-				$(383,379)	$(383,379)
Balance June 30, 2024	20,000	$20		$(20)	28,546,834	$28,547	$5,396,053	$(7,451,897)	$(2,027,297)

Series F Preferred Stocks to be issued	20,000	$20		$(20)					-
Net loss	-	-	-	-				$(380,482)	$(380,482)
Balance Sept 30, 2024	40,000	$40	-	$(40)	28,546,834	$28,547	$5,396,053	$(7,832,379)	$(2,407,779)

For the three, six and nine months ended September 30, 2023 (unaudited)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2022	28,346,834	$28,347	$4,396,253	$(3,692,732)	$731,868
Stock Issuances to 3rd Party	100,000	100	499,900		500,000
Net loss	-	-		(457,973)	(457,973)
Balance March 31, 2023	28,446,834	$28,447	$4,896,153	$(4,150,705)	$773,895
Net Loss	-	-		(397,724)	(397,724)
Balance June 30, 2023	28,446,834	$28,447	$4,896,153	$(4,548,428)	$376,171

Stock Issuances to 3rd Party	100,000	100	499,900		500,000
Net loss				(922,857)	(922,857)
Balance September 30, 2023	28,546,834	$28,547	$5,396,053	$(5,471,286)	$(46,686)

The accompanying notes are an integral part of these condensed (unaudited) financial statements.

NEXT-ChemX Corporation

Condensed Statements of Cash Flows

(Unaudited)

	For the nine months ended
	September 30,
	2024 (restated)	2023 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,320,269)	$(1,778,554)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	116,338	4,002
Other income received in from Shares of Stocks	-	(203,050)
Other Expenses paid in stocks	-	500,000
Consultant commission paid in third party stock	-	101,525
Unrealized gain on trading securities	(3,285)	-
Changes in Operating Assets and Liabilities:
Related Party Advances	72,207
Prepaid expenses and other assets	(518,145)	(50,760)
Accounts payable and accrued liabilities	620,082	1,060,379
Net cash provided by (used in) operating activities	(1,033,072)	(366,458)

INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-

FINANCING ACTIVITIES
Proceeds from the Stock Issuance of Common Stocks	-	500,000
Net Proceeds from notes payable	-	345,000
Net proceeds from convertible notes payable	1,046,000	-
Net proceeds from loan payable	20,000	-
Repayment of notes payable	-	(446,007)
Net cash provided by (used in) financing activities	1,066,000	398,993

Net increase (decrease) in cash	32,928	32,535
Cash, beginning of year	2,458	28,355
Cash, end of the period	$35,386	$60,890

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest, net of capitalized interest	-	-
Cash payments for income taxes, net	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Cash payments for income taxes, net	$-	$-
Conversion of loan, interest and debt to convertible note	$174,004	$-
Issuance of Preferred Stocks subscription receivables	$40	$-

The accompanying notes are an integral part of these condensed (unaudited) financial statements.

NEXT-ChemX Corporation

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2024

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

NEXT-ChemX Corporation, formerly known as AllyMe Group Inc., (“Company”, “we” or “us”) was incorporated under the laws of the State of Nevada on August 13, 2014, and has adopted a December 31 fiscal year end. The Company trades on the OTC market (Pink Sheet) under the symbol “CHMX”. On December 23, 2021, the Company filed SEC Form 8-A12G becoming a mandatory filer and has since complied with the reporting requirements of the Securities Exchange Commission as a reporting issuer.

Since April 2021, following a complete change of the Company’s shareholders, management, assets and strategy, the business of the Company is the commercialization of a novel innovative Ion-Targeting Continuous-Flow Direct Extraction Technology (“iTDE Technology”) as further described in Item 2 and Note 5 below. The iTDE Technology is embodied in certain patents and patent applications as well as proprietary knowledge.

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

During the third quarter of 2024, the Company has continued to manage the construction of the first of two pilot plant systems that will form the basis of its ongoing commercialization efforts by demonstrating the scalability of the system for commercial purposes, by providing actual commercial data to define typical running costs, and by generating commercial interest by processing samples supplied by potential customers to demonstrate the iTDE technology’s capability commercially. The two planned systems include (i) a smaller flexible system utilizing the iTDE Technology that will enable the processing of solutions containing lithium to demonstrate the commercial viability of the system; and (ii) a larger system that will handle the processing of industrial quantities of brines, better demonstrating the scalability and performance of the system when used commercially to extract lithium. This work is being conducted in India under contract.

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

The first line of the system is expected to be completed during fourth quarter of 2025 and ready for samples from a property for testing. Each future potential customers feed stock will require a custom pilot plant depending on what elements we will be extracting.

The Company anticipates first running extraction tests on brine solutions mixed with controlled defined quantities of elements that approximate the naturally occurring brines of potential customers. The Company has already received brine samples from Clontarf Energy plc, a UK AIM listed company with whom the Company concluded an agreement to iTDE Technology in Bolivia through a jointly established commercial venture. The composition of these brines will be the basis for modeling these controlled samples. This initial calibration of the system will be done by making synthetic brines based upon analytical data received from the Bolivian State Lithium Company and should provide a basis for better testing with actual brines. We expect samples of actual brines to arrive in India in the first quarter of 2026 fror testing in our pilot plant system.

We have also engaged with another Indian engineering company to test the effectiveness of their nano-filtration system to use in front of our pilot plant system to remove significant amounts of divalent ions, such as magnesium and calcium, without the use of any chemicals. This may make our complete system more economical in challenging remote areas such as our project with Clontarf in Bolivia.

Finally, the Company has a relationship with an Indian company to identify complementary technologies that will help expand the scope to the iTDE System. In effect, preparation of materials is often required prior to passing them through the system including filtration and reducing particle size as well as other systems.

Due to a lack of funding, the Company has scaled back its intellectual property protection strategy in the near term.

NOTE 2 – GOING CONCERN

The Company has incurred losses since inception (August 13, 2014) resulting in an accumulated deficit of $7,832,379 as of September 30, 2024. The Company has been operating with a working capital deficit since changing its business focus in April 2021. For a variety of reasons, the Company has found it difficult to raise money on the capital markets and has relied extensively on existing shareholders to fund operating expenses. Such funding has been insufficient necessitating the Company’s employees and on occasion its third-party contractors to settle for delays in payment. In the case of employees and consultants, a significant amount of debt has accumulated effectively becoming a source of the Company’s operating capital. To achieve revenues, the Company should complete its pilot plant enabling it to demonstrate the commercial benefits of the iTDE Technology. Until such time as the pilot plant is completed and the Company can commence the normal commercialization of its technology, further losses are anticipated. Management anticipates more losses before the commercialization of the system can be expected to break-even or to turn a profit. During fiscal 2023, the Company concluded agreements with a third party aimed at commercialization of the iTDE Technology and the Company believes that it will identify further similar opportunities once pilot demonstrations become a reality. This is expected to ease the deficit in working capital.

For the nine months ended September 30, 2024, the Company showed a net loss of $1,320,269 as compared with the loss of $1,778,554 for the nine months ended September 30, 2023. The net cash used in operating activities of the Company during the nine months ended September 30, 2024, and 2023 was $1,033,072 and $366,458, respectively. Notwithstanding the receipt of the first income from the commencement of the commercialization of the Company’s main asset, its iTDE Technology, there remains a substantial doubt regarding the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the continuing and expanding success of the Company’s development efforts the Company will require additional capital.

From the anticipated receipts of any financing, the Company must discharge outstanding payables of $212,046 and a further $556,250 in accrued expenses together with a total of $2,345,434 in payables for salary, remuneration and expenses.

The Company estimates it will need to raise an estimated $3 million to manage its business needs. There is no assurance that the financing of this nature will be available in the future. The possible inability to raise the financing necessary and the general business uncertainties and particular conditions and situation described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash in hand, loans from directors and third parties, including from existing shareholders, or the private placement of common stock. There can be no assurances that management’s plans will be successful.

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

Evaluation of Long-Lived Intangible Assets

The Company acquired its principal intellectual property asset in the second quarter of 2021. The value of the asset was initially derived from the underlying arms’ length transaction in which the company owning the technology transferred the technology to the Company in exchange for a specific number of shares of Common Stock of the Company. The value of the shares was itself derived from the fact that such shares were bought and sold in an arms’ length transaction that occurred simultaneously. The technology composed initially of patents and patent applications as well as the Company initially amortized certain knowhow. However, during fiscal year 2021, due to the nature of the technology behind the asset and its application across multiple disciplines and businesses, Management considered the asset to be greater than the individual patents and possible patent applications. Certain technological ideas give rise to various applications (‘stem technologies’). For this reason, on September 30, 2021, the asset as a stem technology was reclassified as an intangible asset of indefinite life. The value taken was that of its book value at the third quarter end 2021 following initial amortization. Intangible assets of indefinite life are not amortized but instead tested for impairment at least annually or more frequently if events and circumstances indicate that the asset might be impaired.

The Company is required to evaluate periodically the useful life of its assets and to adjust the value of the asset, depreciating it over its useful life. This revaluation has resulted in the decision to amortize the technology asset as a finite indefinite asset taking as its useful life the protection period of the patents filed to protect the said asset.

The indefinite intangible asset was reevaluated and is now considered to have an estimated useful life equivalent to the period of its underlining patent protection, appropriate amortization being charged to the value of the asset accordingly. This has resulted in an adjustment of $570,484 to the asset value as of September 30, 2024. This has resulted in a charge of $262,119 against the value of the asset as amortization; and 2) the balance sheet was readjusted to include $308,365 of retained earnings. Further details are included in Note 5 below.

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

For the quarterly periods ended September 30, 2024, and September 30, 2023, there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in these periods. Notwithstanding this, however, it should be noted that as on September 30, 2024, the Company had the following dilutive instruments outstanding convertible into shares of ordinary shares of common stock as follows:

a)	20,000 Series A Preferred Shares convertible into 5,000,000 shares;
b)	convertible instruments with an outstanding debt of $1,270,832 convertible at $1.25 into shares; and
c)	certain employment and consulting agreements with a provision to convert remuneration and expense owing to such employees at a conversion price of $1.25 that would result potentially in the issuance of 2,035,974 shares.

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

PP&E depreciation policy of fixed tangible assets

The depreciation policy of the Company’s long term fixed tangible assets is decided dependent on the useful life a particular asset is expected to have. The Company currently operates with very few assets, having no real estate and with very little operational equipment. The current book value of all fixed tangible assets owned by the Company is $8,619. None of these assets are material to the business.

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

The Company has noted the recent issuance by FASB of ASU 2023-07 on November 27, 2023 that introduces amendments to “improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses” to enable “investors to better understand an entity’s overall performance” and assess “potential future cash flows”. At present, the Company has no marketable product lines, it is currently developing the technology that will enable the introduction of one or more such lines, however, it is too early to predict in what final product form, and more importantly how many different variations of this, the iTDE Technology will eventually be marketed. The Company’s chief operating decision maker, its CEO Mr. Benton Wilcoxon, who is responsible for the allocation of the Company’s resources acts on the principle that the business cannot as yet be considered to operate with different segments of activity nor is investment into development work divided into different segments, its operating capital and investment being dedicated only to one end, that of completion of the iTDE Technology and its incorporation into one or more final marketable product segments. For this reason, the Company does not expect the adoption of these standards update to have a material impact on the financial statements during the year ended December 31, 2024.

The recent release of FASB No. 2024-02 in March 2024 was in general to improve codification by removing references in the regulations to ‘Concepts Statements’. In the opinion of management these modifications will not affect the presentation of the Company’s financial statements.

Noting also that the Company does not currently offer any profits interests or similar awards, the Company currently does not have any recent accounting pronouncements that they are studying, and feel may be applicable.

NOTE 4 – PREPAID EXPENSE AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets amounted to $591,070 as of September 30, 2024, increased from the $72,925 reported as of December 31, 2023. This represents an increase of $518,145 during the period. Prepaid expenses comprise a $1,600 deposit on the rental of laboratory facilities and a $600 deposit under a consultancy agreement, both unchanged as well as an advance of $6,800 to an employee on humanitarian grounds following the death of a parent. The remainder comprises: (1) advance payments for the purpose of filing for intellectual property protection of $70,000; and (2) a payment of $496,025 made to a third-party US engineering and technology development company (“ETD Co”) to be used for complementary development work. The payment to ETD Co is organized as repayable loan under an agreement executed April 4, 2024, earning interest on principal with an option for the Company to offset repayment of the loan and interest should the Company wish to acquire any technology developed or acquired by the debtor. The use of funds is overseen by the CEO of the Company, and the full amount of the loan and interest is expected to be repaid by ETD Co on or before May 30, 2026. As of September 30, 2024, interest payable on this loan is $14,401. Advance payments made in trust to our IP attorneys are used by the law firm for patent expenses and other payments being disbursed by the attorneys when required. The IP trust account is replenished when needed. As of September 30, 2024, the balance of the IP trust account was $1,644, during the 3 months ending September 30, 2024, a total of $2,553 was disbursed from the trust account.

Prior to the current loan arrangement being made, ETD Co was owned and managed by a former officer of the Company and one of its other senior employees and used by them for managing technologies not related to the business of the Company. In 2023, ETD Co had sought to invest in the Company by purchasing its convertible instruments and then its equity, however, this investment was unsuccessful. On April 1, 2024, 100% of the ownership of ETD Co was sold by its shareholders to a third party and since that date neither related party had any further involvement of any kind in its ownership or business, in particular neither related party had any involvement in the proposal, negotiation or operation loan agreement.

NOTE 5 – RESTATEMENT OF THE COMPANY’S INTELLECTUAL PROPERTY ASSET

The Company’s principal asset is its iTDE Technology. This technology is now classified as a finite intangible asset and is amortized over the life of technology’s underlying patents.

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

The following table illustrates the result of the reclassification showing amortization applied since December 31, 2022:

Cost, Amortization and Carrying Amount of the iTDE Technology

Cost
At December 31, 2022	$3,500,127
Additions	-
Transfers	-
At September 30, 2023	3,500,127
Additions	-
Disposals	-
At December 31, 2023	3,500,127
Additions	-
Disposals	-
At September 30, 2024	3,500,127

Accumulated Amortization
At January 1, 2022	350,013
Charge for the year	-
At December 31, 2022	350,013
Charge for the year	149,782
Prior Period Adjustment	308,365
At December 31, 2023	808,160
Charge for the period	112,336
At September 30, 2024	920,496

Carrying amount
At December 31, 2022	3,150,114
At December 31, 2023	2,691,967
At September 30, 2024	2,579,631

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of September 30, 2024, and December 31, 2023, accounts payable and accrued liabilities consisted of as follows:

	September 30,	December 31
	2024	2023
Accounts payable and accrued expenses	$895,136	$698,009
Accrued payroll	1,930,551	1,668,748
Accrued interest	183,598	76,450
Total	$3,009,285	$2,443,207

As on September 30, 2024, the Company owed a total of $2,065,004 in convertible and loans payable to shareholders. None of these loans were set to fall due in 2024, having been extended as has already been disclosed publicly as at the date of this Report. As at the date of this report, only two of these loans (including their various interest payments) will fall due during fiscal year 2025 as follows:

(i)	A loan of $10,000 will fall due January 30, 2025 and
(ii)	A loan of $10,000 will fall due January 30, 2025 and
(iii)	A loan of $125,000 will fall due November 30, 2025 and
(iv)	A second loan of $125,000 will fall due November 30, 2025

All the remaining loans outstanding on September 30, 2024, will fall due after fiscal year end 2025.

Principal Amount falling due
Period When Loan Falls Due:
Fourth Quarter 2025	$250,000
Total Falling due in 2025	$250,000
Total Falling due in 2026	$1,040,004

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

As at September 30, 2024, a total of $48,115 in remuneration and interest payments was owed under the Debt Extension Agreements.

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

NOTE 7 – CONVERTIBLE NOTES, PROMISSORY NOTES AND LOANS

During the nine months ended September 30, 2024, the Company issued eighteen convertible notes (Series F) with aggregate amount of $1,220,004 as follows:

On February 20, 2024, $65,000 will mature on February 20, 2026;

On February 21, 2024, $25,000 will mature on February 21, 2026;

On February 23, 2024, $25,000 will mature on February 23, 2026;

On March 2, 2024, $50,000 will mature on March 20, 2026

On March 28, 2024, $200,000 will mature on March 28, 2026

On April 3, 2024, $250,000 will mature on April 3, 2026;

On April 18, 2024, $100,000 will mature on April 18, 2026;

On May 15, 2024, $174,004 will mature on May 15,2026;

On May 16, 2024, $75,000 will mature on May 16, 2026;

On May 17, 2024, $25,000 will mature on May 17, 2026;

On May 22, 2024, $25,000 will mature on May 22, 2026;

On July 16, 2024, $70,000 will mature on July 16, 2026;

On August 9, 2024, $20,000 will mature on August 9, 2026

On August 16, 2024, $5,000 will mature on August 16, 2026

On August 23, 2024, $6,000 will mature on August 23, 2026

On August 30, 2024, $30,000 will mature on August 30, 2026

On September 24, 2024, $55,000 will mature on September 24, 2026

On September 30, 2024, $20,000 will mature on September 30, 2026

As of September 30, 2024, the total aggregate convertible debt outstanding was $1,220,004.

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

Whereas in November of 2023, the financial situation of the Company was more difficult forcing the Company to secure financing of expensive terms, by February of 2024, the situation had improved. A Form D was filed with the SEC on February 27, 2024 announcing a $3 million Series F convertible note financing with a maturity date on the second anniversary of each note’s issuance. The Series F notes paid 10% per annum interest at terms of the contract and the outstanding principal and interest on the notes was convertible into shares of common stock of the Company at $1.25 per share at maturity. Since these terms were much improved for the Company when compared to the short-term loan the Company always intended to extinguish the loan with proceeds from the Series F financing.

The short term November 16 loan was for a principal loan amount of $120,000, however, to underline the short term nature of the loan, monthly interest of 4% was due on the principal amount of the loan, effectively 48% per annum contrasting significantly with the 10% per annum interest due on the Series F notes. However, the Series F note, being convertible, provided a potential advantage in being convertible at $1.25 per share. The closing price on May 15, 2024, was $2.10, however, with little liquidity in trading.

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

As of September 30, 2024, the Company had nine outstanding conventional loans with an aggregate value of $845,000. Each of these loans is repayable in one year and pays 10% interest annually in arrears. The loans extended due dates as follows: $250,000 due May 8, 2026, $200,000 due June 2, 2026, $50,000 due June 2, 2026, $25,000 due August 2, 2026, $50,000 due August 20, 2026, $125,000 due September 13, 2026, $125,000 due September 13, 2026. The Company contracted two conventional loans during the nine months ending September 30, 2024, with an aggregate value of $20,000. Each of these loans is repayable in one year on January 30, 2025 and pays 10% interest annually at maturity, however, no conventional loans were contracted during the three months ending September 30, 2024.

During the three months ended September 30, 2024, the Company recognized interest expense on its loans and convertible notes of $49,455, as compared to $19,422 for the same period ended September 30, 2023. The total recognized interest expense for the nine months ending September 30, 2024 was $128,351 compared to the $59,944 of interest recognized for the same period in 2023.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company continues to rely on advances from related parties in support of its operations and cash requirements are expected to continue until such time as the Company can support itself or attain adequate financing through sales of equity or debt financing. Most support took the form of the nonpayment of all or a portion of salary payments to senior Directors, Officers, consultants, and employees, effectively constituting a deferred debt payment to such persons.

As of September 30, 2024, seven individuals employed by the Company as Directors and Officers, employees and full-time consultants, were owed a total of $2,544,967 for salaries, remuneration and expenses. Of this $405,934 is owed to the two Directors who are also the senior officers of the Company (“Senior Managers”).

On September 30, 2024, the following Senior Managers were owed the following amounts:

Name	Title	Amount owing ($)	Accumulated Leave ($)	Total Liability ($)
Benton Wilcoxon	Director, CEO	76,341	19,930	96,271
John Michael Johnson	Director, President & CFO	284,716	24,947	309,663
Total Liability:		361,057	44,877	405,934

Under the terms of the Debt Extension Agreements concluded between the two Senior Managers and a further five other employees and consultants the outstanding debt to such persons may be converted into common stock under certain terms. In particular, such debt might be converted into shares at the price which is five percent (5%) lower than the average trading price of the five business trading days immediately preceding the date conversion or at the price that is five percent (5%) lower than the price reported to the SEC as an offering of shares to the market. In such event, the Company would be significantly diluted by the issuance of compensating shares. At September 30, 2024, the average 5-day trading price of the Company’s shares was $2.40. If all the outstanding debt as at September 30, 2024, were to be converted at this price this would result in the issuance of 1,060,403 shares. If such option had been exercised on September 18, 2025 when the average 5-day trading price was $5.61 the number of shares to be issued would amount to 453,649 shares.

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

Since May 4, 2022, ETD Co had sought to invest into the Company by purchasing its convertible notes and shares, however, these proposals were dependent on ETD Co raising funds for its own operations. In raising funds, ETD Co was using the services of a third-party financial expert (the “Financial Consultant”) however, ETD Co was never successful in closing on this finance so no investment was ever made in the Company. In addition, ETD Co proposed introducing the Company to complimentary technologies that might benefit the Company; however, the Company did not pursue any of these introductions or proposals and no funds were ever paid to ETC Co by the Company for this purpose. On April 1, 2024, the Financial Consultant acquired the entire ownership interest in and to the ETD Co and its business including its relationship with the Company. Since the date of the sale neither related party had any further involvement of any kind in its ownership or business, in particular neither related party mentioned in connection with ETD Co had any further involvement with ETD Co and in particular in relation to the proposal, negotiation, execution or operation loan agreement dated on April 4, 2024, this being carried on by the Financial Consultant independently in connection with proposals to provide funding to the Company.

NOTE 9 – VALUE OF FINANCIAL INSTRUMENTS

As of September 30, 2024, the Company holds certain shares in the AIM publicly traded company Clontarf Energy plc. These shares were acquired on May 31, 2023, when the market price for such shares on AIM was GBP 0.00085. The table below sets forth the fair market value of the shareholding based on the closing price for the shares on the AIM market. As of September 30, 2024, the market price for Clontarf shares was GBP 0.00037, putting the Fair Value of the Investment at $68,229.

The Company recognized a loss of $33,296 on the shareholding when measured against the market price on the AIM market on the date of the acquisition of the shareholding.

From the acquisition Date to period cover September 30, 2024, the fair market value (FMV) of the shareholding was reported as follows:

	Date	Number of Shares	Market Price	Exchange Rate	Amount in USD
Acquisition Date	31-May-23	96,250,000	GBP 0.00085	1.24095	101,525
Period End	30-Sept-24	96,250,000	GBP 0.00053	1.33750	68,229
Unrealized (Loss)					(33,296)

For the nine month period from January to September 2024, the FMV was reported as follows:

	Date	Number of Shares	Market Price	Exchange Rate	Amount in USD
Year End, FMV	31-Dec-23	96,250,000	GBP 0.00070	1.26990	85,560
Period End	30-Sept-24	96,250,000	GBP 0.00053	1.33750	68,229
Unrealized Gain					(17,331)

NOTE 10 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 and 5,000,000 shares of preferred stock with a par value of $0.001.

On September 30s, 2024 there were 28,546,834 shares of common stock outstanding.

During the nine months ended September 29, 2024 the Company issued no shares of common stock.

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

As of June 30, 2025, no funds had been transferred to pay for the Class “A” Preferred Stock subscriptions. As a result, on notice to the subscribers duly given, the issuance of these 20,000 shares of Class “A” shares of Preferred Stock was revoked for non-payment. As at September 30, 2024, the entire Class “A” Preferred Stock series was withdrawn and cancelled.

On September 23, 2024, the Company Board of Directors elected to create a new class of preferred stock, identified as Class “F” Preferred Stock, and issued a total of 20,000 shares of this Series F Preferred Stock. Ten thousand (10,000) Class “F” Preferred Stock was issued in the name of John Michael Johnson, a director of the Company holding the senior management positions of President and CFO, and an additional ten thousand (10,000) Class “F” Preferred Stock was issued to the Board of Directors of the Company to utilize as the Board sees fit in the best interest of the Company.

Each share of Class “F” Preferred Stock ranks senior to all Common Stock and any other class of securities. The shares of Class “F” Preferred Stock are under no circumstance’s convertible into shares of Common Stock at any time and no dividends shall be paid on any Series “F” Preferred Stock. Each Share of Class “F” Preferred Stock shall be entitled to One Thousand (1,000) votes on any matter on which any of the shareholders are required or permitted to vote.

As of June 30, 2025, no funds had been transferred to pay for the Class “F” Preferred Stock subscriptions. As a result, on notice to the subscribers duly given, the issuance of these 20,000 shares of Class “F” shares of Preferred Stock was revoked for non-payment. As at September 30, 2024, the entire Class “F” Preferred Stock series was withdrawn and cancelled.

During the nine months ended September 30, 2024, the Company issued no options under the Company’s 2021 Stock Incentive Plan (the “Plan”).

During the nine months ended September 30, 2024, one of the outstanding convertible debt of the Company was converted into shares of common stock.

NOTE 11 – SUBSEQUENT EVENTS

On June 30, 2025, the Board of Directors, noting that the subscription payments due to effect the issuance of the twenty thousand shares of Class “A” Preferred Stock payable in accordance with the subscription agreements entered into on May 29, 2024 had not been paid, and following notice duly given, cancelled the said subscriptions. In addition, at the same time the Board of Directors revoked and cancelled the entire series of Class “A” Preferred Stock.

On June 30, 2025, the Board of Directors, noting that the subscription payments due to effect the issuance of the twenty thousand shares of Class “F” Preferred Stock payable in accordance with the subscription agreements entered into on September 23, 2024 had not been paid, and following notice duly given, cancelled the said subscriptions. In addition, at the same time the Board of Directors revoked and cancelled the entire series of Class “A” Preferred Stock.

During the period commencing on October 1, 2024 and ending with the date of the present Report, the Company financed its business through the issuance of 12 new convertible notes (Series F) with an aggregate principal face value of $860,000.

On September 13, 2025, two loans, each with a principal amount of $125,000 and due to be repaid on the September 14, 2025 were extended with the new due date for both loans fixed as October 16, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company has been focusing on additional and complementary technologies that will enhance its system either by rendering it more efficient or by reducing costs. In the second quarter of 2024, the Company entered into an agreement with a third-party US engineering and technology development company (“ETD Co”) that may provide access to additional technologies focusing initially on membrane advances before turning to milling technology. If successful, the Company may use all or part of a certain loan to acquire such technology. In the third quarter 2024 there was no change to the agreement. The funds transferred for this purpose are secured as a loan earning 8% interest and are due to be repaid by May 30, 2026, if no specific technology is acquired by the Company prior to repayment.

Results of Operations

The following tables summarize the results of our operations during the three months, and the nine months ended September 30, 2024, and 2023, respectively:

	Three Months Ended
	September 30,
	2024	2023	Change

Revenues	$-	$-	$-
Operating expenses	329,556	403,435	(73,879)
Other (Income) expense	50,926	519,422	(468,496)
Net profit (loss)	(380,482)	(922,857)	542,375
Profit (Loss) per share of common stock	(0.01)	(0.03)	0.02

During the three months ended September 30, 2024, the principal focus of the Company continued to be the finalization of pilot plant engineering and construction in India. In addition, work in developing specific membranes for use with the Company’s technology was undertaken. The Company was also focused on seeking finance for its future and dealing with certain litigation issues. During this period, the Company incurred operating expenses of $329,556, a 18% reduction when compared to the $403,435 incurred during the same period in 2023. In contrast, Other Expense was considerably reduced from the $519,422 incurred in the three months ended September 30, 2023 to $50,926 for the same period in 2024. The resulting loss for the two periods was therefore reduced by $542,375, with the Net Loss incurred during the 3-month period ending September 30, 2024 being $380,482 compared to a loss of $922,857 for the same period in 2023.

The difference of $542,375 in Net Loss between the two third quarter periods was the result of the fulfillment by the Company the obligations of the Company to issue shares to its contractual partner Clontarf Energy PLC. In compliance this obligations, the Company recorded expense of $500,000 in shares of Common Stock. If this one-off expense is removed, the Company recorded a reduction in Net Loss of $42,375.

This reduction of $42,375 in the Net Loss was the result of the continuing efforts during the period ending September 30, 2024 to reduce Company expenses. The Company reduced its US laboratory and office rental expense (together $10,971) as well as its intellectual property expenses ($35,537) and travel expenses ($13,626) with the remaining reduction in general operating expenses. However, while wages were reduced by $84,750, this reduction was offset by an increase in payments to contractors and consultants of $126,570 reflecting a need to advance operations with the emphasis on hiring expertise as required. Interest on outstanding debt increased by $30,033 with a total of $49,455 in interest debt being recorded during the third quarter of 2024. Interest payable was partially offset by interest of $14,401 due on the loan to ETD Co, a third party engineering and development corporation, recorded in the same period.

The following table summarizes the results of our operations during the nine months ended September 30, 2024, and 2023, respectively:

	Nine Months Ended
	September 30,
	2024	2023	Change

Revenues	$-	$-	$-
Operating expenses	1,284,049	1,421,663	(137,614)
Other (Income) expense	36,220	356,891	(320,671)
Net profit (loss)	(1,320,269)	(1,778,554)	458,285
Profit (Loss) per share of common stock	(0.04)	(0.05)	0.01

The overall comparison of Operating Loss for the 9-month period ending September 30, 2024 with the same period in 2023 demonstrates the wider efforts of the Company to reduce expenses during fiscal 2024. This reduction was enabled principally by the ongoing strategy of transferring much of the Company’s operations to India and the reorganizing of its human resources to reduce full time employees in favor of consultants engaged for specific tasks.

The 9-month period ending 2024, continued this Company’s shift of operations resulting in a decrease in operating expenses of $249,951, excluding depreciation and amortization, interest income and expense and other income related to share issuances and ownership. Management has been aware for some time that the development of the pilot plants necessary would take longer and require considerably more funding if carried out in the US, and with a majority of the critical staff already resident outside the US and the lower costs of operating abroad, this strategy has proven beneficial.

Overall, the 9-month combined operating expenses for 2024 were $1,284,049 as compared to $1,421,663 for the same 9-month period of 2023, and the net losses were $1,320,269 compared with 1,778,554, representing a reduction in losses during the respective periods of $458,285. Much of the underlying picture of the Company’s finances is obscured by the one-off receipt of the Clontarf shares valued at $203,050 and the issuance of $500,000 worth of common stock of the Company to Clontarf, and recorded as other income in 2023.

The largest decrease in expenses during the first nine months of 2024 when compared to the same period of 2023 was the reduction of $166,307 in salaries for both managers, employees and research and development personnel. This was partially offset by cancellation of leave benefit. Intellectual property expenses were also lower in the nine month comparison of 2023 over 2024, a reduction of $59,586, however, these payments are dependent on patent work and patent maintenance rather than as a predictable quarterly expense. The Company was successful in reducing the general operational overheads by small amounts to conserve cash.

The Company’s reliance on debt financing led to an increase in interest expense with $128,351 recorded for the nine months ended 2024 as compared to $59,944 for the same period in 2023.

The introduction of the amortization of the Company’s iTDE Technology also resulted in the addition of $74,891 in expense for the nine-month period ending September 30, 2024, over the same period in 2023.

For the nine months ended September 30, 2024, the Company booked interest payments of $41,359 on the indebtedness of long-standing unpaid salaries to senior employees leading to an increase in employee benefits.

Liquidity and Capital Resources

As of September 30, 2024, we had total current assets of $694,685 and an accumulated deficit of $7,832,379.

Our operating activities used $1,033,072 in cash for the nine months ended September 30, 2024, while our operations used $366,458 cash in the nine months ended September 30, 2023. Operating activities included loans to a third-party company amounting to $496,025 expected to be returned with interest during second quarter of 2026. During this period, the Company has focused attention on the work necessary to complete the pilot plants. Strategically it is considered necessary to complete the pilot plants to enable the Company to move to the next stage of its marketing plan: to demonstrate the system and its extraction economics to potential users. The Company currently has several companies interested in evaluating the system using their brines and these tests will consume a considerable amount of time once the pilot plants are ready to process. Management considers it preferable to focus on this work, and this has led to an overall reduction in expenses prior to reengaging in other activities.

During the nine-month period ending September 30, 2024, the Company spent approximately $148,000 per month in operating costs, with a projected annual expense of approximately $1.78 million. During the nine-month period ending September 30, 2024, $703,747 of Company expenses were incurred as accumulated debt mostly to employees, consultants and professionals.

Our cash requirements continue to be primarily for the finalization of the iTDE System pilot plant. While the Company anticipates opening corporate offices in the US in the future as well as manufacturing facilities, at present the focus is on the shift of development and engineering work to India to accelerate the ability to carry out Pilot Plant trials with customer brines and liquors.

Historically we have depended on investment from our principal shareholders and their affiliated companies to provide us with working capital as required as well as the forbearance of our employees and consultants to forgo all or part of their contracted salaries. There is no guarantee that such funding or other sources of funding will be available when required and there can be no assurance that our stockholders and employees, or any of them, will continue making loans or advances to us in the future. During the period prior to the issuance of the present Report, the shareholders supporting the Company have become increasingly impatient with the pace of progress to completion of the pilot plants and this may have an effect on the level of finance available to the Company to continue its business.

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

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with GAAP and all amounts recorded throughout this Report are stated in US dollars. The preparation of these financial statements requires management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses. We continually evaluate the accounting policies and estimates used to prepare financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from the estimates made by management. Certain accounting policies that require significant management estimates and are critical to our results of operations and financial position. Our critical accounting estimates are discussed in Note 2 regarding our unaudited financial statements contained herein.

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

The Turnover Order is not a final order as it is currently on appeal with the Texas Court of Appeals for the 11th District in Eastland, Texas. As of October 25, 2025 the matter is still on appeal.

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

On approximately November 04, 2025, the Company filed a Form 8-K stating the following:

Filing of civil Complaints by filer NEXT-ChemX Corporation (Nevada) (the “Company”) against Sparkie Properties LLC, Glenn A. Little, and Empire Stock Transfer Inc.

On or about October 23, 2025, NEXT-ChemX Corporation, a Nevada corporation (the “Company”), a publicly traded company, filed suit against Sparkie Properties LLC, (“Sparkie”), Glenn A. Little (“Little”), Sparkie’s sole owner and manager, and Empire Stock Transfer Inc. (“Empire”), the transfer agent for the Company. On the same day, the Company also sued Sparkie for separate causes of action, discussed further herein. Both complaints were filed in Las Vegas in the District Court for Clark County, Nevada. In addition, NEXT-ChemX Corporation of Delaware, a private corporation which owns shares in NEXT-ChemX Corporation (Nevada), filed a separate complaint against Sparkie and Mr. Little in the Chancery Court of Delaware in New Castle County, Delaware, on or about October 22, 2025.

The triggering event that is the cause of this Form 8-K filing is deemed by management to be the service of process upon all defendants in the three lawsuits described herein. Although plaintiff NEXT-ChemX Corporation (Nevada) has not completed this required step of serving all defendants, the Company’s management considered the event of the lawsuits referenced and described herein to be of such material importance that a public filing noting and describing the lawsuits would be helpful to the Company’s shareholders in making possible decisions with respect to their investment in NEXT-ChemX Corporation (Nevada).

The verified complaint filed in the Court of Chancery in Delaware, filed on or about October 22, 2025 and served upon the corporate transfer agent for Sparkie in Dover, Delaware, sought the entry of an order declaring that a default judgment entered by the District Court for Midland County, Texas in favor of Sparkie Properties LLC and against NextMetals Limited (“NextMetals”) and Benton H Wilcoxon (“Wilcoxon”) be declared null and void because Sparkie’s and Little’s underlying Texas petition to collect an antecedent debt owed by NextMetals and partially guaranteed by Wilcoxon was never served with due process and was, therefore, not entitled to full faith and credit in Delaware. That complaint was given Civil Action Number 2025-1173-PAF.

The Delaware complaint also requested an order decreeing that 23,844,446 common shares, more or less, of common stock issued by NEXT-ChemX Corporation, a publicly traded Nevada corporation, to the Plaintiff when it was a closely held Texas corporation (now a corporation chartered in Delaware) by a Texas court in a Turn Over Order was null and void because said order was lacking in due process. The Delaware lawsuit further sought injunctive relief in the form of an order declaring that the Plaintiff, previously known as NEXT-ChemX Corporation of Texas (before moving its corporate status to Delaware) was and is the rightful owner of those Shares.

Almost simultaneously with the filing of the Delaware lawsuit, NEXT-ChemX Corporation of Nevada filed two lawsuits in the district court of Clark County, Nevada on October 23, 2025. The first of these, captioned NEXT-ChemX Corporation, a Nevada corporation, vs. Empire Stock Transfer Inc. (“Empire”) and Glenn A. Little, (“Little”), and assigned Case Number A-25-931193-C in Department 11, sought to recover compensatory and exemplary damages and other equitable relief and remedies available under Nevada common law as a result of Empire’s and Glenn Little’s joint tortious interference with NEXT-ChemX Corporation (Nevada)’s right of contract with its transfer agents and its rights of prospective economic advantage.

The lawsuit also sought to recover damages from both Empire and Little for corporate defamation and breach of Empire’s fiduciary duty as a transfer agent ostensibly representing NEXT-ChemX Corporation’s interests. Moreover, the Nevada public company also sued Little for making false and defamatory representations to the plaintiff’s transfer agents to the detriment of the Nevada plaintiff and for engaging in a civil conspiracy that interfered with and damaged NEXT-ChemX Corporation’s economic and contractual relationships.

The second lawsuit filed by NEXT-ChemX Corporation of Nevada named Sparkie Properties LLC as the sole defendant. That complaint was assigned Case Number A-25-931195-C. The lawsuit alleges that Sparkie unlawfully converted intangible personal property (shares in the public company Sparkie had no right to take) using specious claims and blatant misrepresentations of both the underlying facts and the law Sparkie had previously made to the Texas district court sitting in Midland, Texas.

The lawsuit also alleges that Sparkie’s management violated numerous laws and provisions of the U.S. Securities and Exchange Commission (the “SEC” or the “Commission”) by filing inaccurate public records with the Commission, all in violation with federal and state securities laws promulgated by the SEC in reliance on the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Hence, Plaintiff NEXT-ChemX Corporation of Nevada seeks declaratory and injunctive relief from the Nevada state district court in Las Vegas.

NOTICE OF PROPOSED CLASS ACTION SETTLEMENT

A court authorized this Notice. This is not a solicitation from a lawyer.

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC. V. B F BORGERS CPA PC, ET AL.CASE NUMBER 2024CV030771, JEFFERSON COUNTY DISTRICT COURT, DIVISION 15

TO: FORMER CLIENTS OF DEFENDANTS (the “Class”).

FROM: SETTLEMENT OF CLASS ACTION LAWSUIT

Plaintiff and Borgers preliminarily reached a settlement, subject to Court approval, for all claims by Plaintiff and the Class against Borgers for claims that Borgers’s failed to perform audits as contracted. Borgers denies liability and maintains it performed as promised and in compliance with all regulations and Colorado law.

The total settlement amount is $8,000,000.00, inclusive of attorneys’ fees, attorneys’ expenses, settlement administration expenses, and Plaintiff’s service award. Your proportionate share is estimated to be $34,698.07.

Class Counsel, Towards Justice and the Markham Law Firm, intend to ask the Court for 38% of the $8,000,000.00 settlement amount to reimburse them for fees and expenses. Plaintiff intends to request a $100,000.00 service award to compensate Plaintiff for Plaintiff’s services to the Class in securing this settlement. The settlement amount—after fees, expenses, administration expenses, and service award—will be distributed to the Class on a pro rata basis based on the total amounts collected by Borgers from Participating Class Members between January 1, 2021, and July 2, 2025. In exchange for the settlement amount, Plaintiff and the Class will release all claims they have against Borgers for claims that Borgers’s audit services were noncompliant. This is merely a summary. The complete Settlement is available for review on the Court docket or by contacting the Settlement Administrator.

A hearing is set where the Court will consider approving the Settlement. The hearing is at 1:00 p.m. on December 11, 2025, in the Jefferson County District Court, 100 Jefferson County Parkway, Golden, CO 8041, Division 15

Item 1A – Risk Factors

Not applicable.

Item 2 - Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults upon Senior Securities

None.

Item 4 - Mine Safety Disclosures

Not applicable.

Item 5 - Other Information

None.

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

Date: November 18, 2025	NEXT-ChemX Corporation

	By:	/s/ Benton Wilcoxon
Benton Wilcoxon
Chief Executive Officer
(Principal Executive Officer)

