Form 10-K/A
period 2024-12-31
NEXT-ChemX Corporation.
filed 2026-09-02
CIK 1657045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

☒ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2024

☐ Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from _______________ to _______________

Commission File Number: 000-56379

NEXT-CHEMX CORPORATION

(Exact name of registrant specified in its charter)

Nevada	32-0446353
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

1100 South 10th Street, Las Vegas, Nevada	89104
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒
Emerging Growth Company ☐

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter (June 30, 2026): $285,468

State the number of shares outstanding of the registrant’s $0.001 par value common stock as of the close of business on the latest practicable date (August 27, 2026): 28,546,834

Documents incorporated by reference: None.

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

This present 2024 Annual Report filed on Form 10-K/A (the “Report”) includes modifications resulting from the completion of the audit carried out by Fruci & Associates and is duly filed as amended Form 10-K/A of the April 30 2025, filing of the unaudited 2024 10K. In this respect, attention is drawn to the Report of Independent Registered Public Accounting Firm at the beginning of Item 8.

The principal changes to the 10-K/A are as follows:

The Report includes a Cybersecurity Disclosure as Item 1C.

Two important adjustments were made to the Company’s financial statements: 1) the Company’s technology, considered in filings since September 2021 to be an indefinite intangible asset was reevaluated and is now considered to have an estimated useful life equivalent to the period of its patent protection, appropriate amortization being charged to the value of the asset accordingly. This has resulted in an adjustment of $458k to the asset value as of December 31, 2023. This was recorded as a charge of $149,782 against the value of the asset as amortization for year ended 2023 and $149,782 against the value of the asset as amortized for year ended 2024. The accumulated amortization from 2021 to year ended 2024 is $957,942 total.

The Company also wrote off a total of principal and interest totaling $523,102 for an uncollectable account receivable from a series of loans to UltiMetX.

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

A few other changes were made to punctuation and grammar that do not affect the sense of disclosure, and where dollar figures included cents, these were rounded up to the nearest dollar.

FORWARD LOOKING STATEMENTS

Forward-Looking Statements

This Annual Report on Form 10-K/A (the “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“Reform Act”) regarding future events and the future results and prospects of NEXT-ChemX Corporation (the “Company”). In particular, these are to be found in Part I, Item 1 of this Report under the heading “Business” and Part II, Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements set out management’s current expectations, estimates and projections in particular in relation to the Company’s future business and are based on certain assumptions about future events. Any statement contained herein that does not directly relate to any historical or current fact is a forward-looking statement within the meaning of the Reform Act. Words such as “future,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “predicts,” “will,” “would,” “could,” “can,” “may,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and elsewhere in this Report as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

Unless otherwise stated, all information presented herein is based on the Company’s fiscal calendar, and references to particular years, quarters, months or periods refer to the Company’s fiscal years ended in December and the associated quarters, months and periods of those fiscal years.

PART I

ITEM 1. BUSINESS.

Company History and General Information

NEXT-ChemX Corporation (the “Company”), originally known as WeWin Group Corp before becoming, from December 2018, AllyMe Group, Inc., was organized on August 13, 2014, as a Nevada corporation under Chapter 78 of the Nevada Revised Statutes and listed under the trading symbol (“WWIN”).

On April 26, 2021, the Company underwent a change of control in which the previous majority shareholder of the Company, sold 8,618,000 shares of common stock of the Company to Arastou Mahjoory and Kenneth Mollicone, each an accredited investor, in equal parts with one additional share held by Mr. Mollicone.

On April 27, 2021, the Company entered into that certain Asset Purchase Agreement (the “Asset Purchase Agreement”) with a Texas private company, NEXT-ChemX Corporation (“NEXT-ChemX (Private)”), pursuant to which the Company acquired the certain intellectual property assets of NEXT-ChemX (Private), specifically certain patents and patent applications, in exchange for the issuance of an aggregate of 23,844,448 shares of common stock of the Company (the “APA Issuance”). As a result of this acquisition of assets, the business of the Company was changed to the commercialization of the certain novel innovative Ion-Targeting Continuous-Flow Direct Extraction Technology (“iTDE Technology”). Since the iTDE Technology is to be embodied in a chemical extraction system that will continuously process and extract targeted chemicals, the current business is now, following the reorganization, best defined under SIC Code: 3559 – Special Industry Machinery, NEC.

Following the acquisition and the APA Issuance, Messrs. Mahjoory and Mollicone acquired an additional 322,989 shares of common stock from several minority shareholders and agreed to cancel an aggregate of 5,418,000 of their shares of common stock of the Company.

As part of the reorganization of the business of the Company, the Company’s Board of Directors and management were also changed, with all previous directors and officers resigning and being replaced with two Directors nominated by NEXT-ChemX (Private). In addition, the Company’s plans, organization, focus and long-term strategy were redefined. As a result, the projections, prospects and expectations contained in the Company’s reporting documents issued since April 27, 2021, outline a very different future, having been reassessed.

In order that the change of the business of the Company from business consulting to the design and manufacture of chemical extraction equipment be clearly underlined, and to better reflect to the markets the actual business of the Company, the Company’s Board of Directors decided to change its name, adopting the name of its new principal shareholder, NEXT-ChemX (Private) that had supplied the iTDE Technology in exchange for the APA Issuance. The Board of Directors considered that the name ‘NEXT-ChemX’ better defines the Company’s new business of Chemical extraction equipment manufacture, signals the novel approach of iTDE Technology and distances the Company from its original business consulting roots. On June 16, 2021, the Company’s Board of Directors approved the change of name from “AllyMe Group Inc.” to “NEXT-ChemX Corporation”. Approval for this was granted by FINRA on July 22, 2021. The Company began trading under the new trading symbol “CHMX” on July 30, 2021.

The Company’s principal address is at 9101 West Alta Drive, Suite 202, Las Vegas, Nevada. The Company currently conducts its principal development work in India.

The Company has adopted a December 31 fiscal year end.

Overview of the Business

The principal product of the business is an integrated system for extracting ionic materials from solutions.

While there are many systems that can be used to extract and separate materials, there is considerable difficulty in operating a continuous process to extract very low concentrations of ions while remaining less harmful to the environment and low cost. Most systems have difficulty in extracting ions present in low concentrations and are unable to extract a meaningful percentage of the targeted ions, necessarily leaving some of the desired ions behind. Many systems are often unable to remove only one targeted ion. The Company’s system is innovative technology: “iTDE”. Our iTDE Technology can remove many specifically targeted ions in a manner that leaves them with high purity and concentrates of ions extracted from input liquids with low concentrations of ions

While the iTDE technology the final product uses a combination of extraction techniques, beginning with a standard filtration system to remove solid contaminants from the input liquid feedstock. Some elements can be eliminated by applying a cost-effective method that separates ions found in higher concentrations. Afterward, the iTDE Technology is used to extract the target ions present at lower concentrations. The combination of different processes is used to reduce costs and to improve reliability and extraction rates.

For each specific liquid feedstock, we design and evaluate an extraction system to perform for a specific customer’s feedstock. We are now completing a pilot plant system which is composed of a combination of processes, all of which contribute to the direct extraction process. The Complex Processing Ion-Targeting Direct Extraction System (CPiTDE System) is currently being refined to enhance efficiency and lower expenses. The result will allow our Company to assess system extraction performance and to evaluate a potential customer’s actual liquid feedstock to confirm our commercial potential. CPiTDE is intended to continuously extract selected components from liquid solutions like brines, leach liquors, oils, or polluted water.

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

Based on a unique observation of biological processes occurring in living organisms, our iTDE Technology operates by passing the liquid containing the desired ions through a circuit of very-high surface-area hollow fiber membranes. The specific ions are drawn across these membranes without requiring high pressure, elevated temperatures, or electrolysis. During this process, specific ions are drawn through the membrane and collected method referred to as “ion-harvesting”. The iTDE System Component, which mimics the chemistry of biological processes, operates at standard temperature and pressure.

Nature has evolved very efficient processes to extract ions from solutions and much higher life biology is based on these principles. By mimicking this, our iTDE System Component is effective and efficient without using high pressures or elevated temperatures. This new commercial approach to extraction technique harnesses principles as old as nature herself. The iTDE Technology has now proven its ability to extract a large array of different ions present in low concentrations in liquid solutions as one could expect from studying natural processes.

Due to its operational methodology, the CPiTDE System extracts continuously, without the need for a first evaporation stage, targeting ions directly from the fluid flow. The overall system avoids the need for electrolysis, absorption, or reverse osmosis processes. Consequently, it is expected to consume less energy than existing market options and has the flexibility to recover various valuable substances from brines, leach liquors, oils, and polluted water. The CPiTDE System should not leave a difficult contaminated residue that may be difficult to deal with environmentally. The result is that the system should generate less damaging waste than alternatives and is usefully deployed in areas where water resources are precious.

The CPiTDE System will be launched as a modular platform that can be easily expanded by adding extra modules, making it cost-effective and adaptable. Land is used solely for system installation, storage tanks, and collection facilities. After the modules are deployed, system operations are expected to cause minimal or no permanent environmental harm.

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

The Commercialization Process

In general, the process of commercialization of any physically embodied novel technology from its theoretical proposal to its successful commercialization follows a broadly similar course. This can be described as follows:

●	Initial Phase: the technology must be demonstrated as novel and viable: it must be proven to work in a laboratory benchtop setting. At the end of this process, the technology is proven, but it is not yet necessarily commercially viable;

●	Pilot Testing Phase: once proven, the process of defining limitations, process performance for specific applications and potential scale up begins, usually in the form of controlled pilot system using specific liquid inputs determined from interested potential companies that require certain ion extractions. These are developed to ensure that the system can operate under larger throughput conditions and are necessary to define and measure the operational capabilities of the technology. At this stage information is gathered to document process variations and the effects of adjustments and modifications, as well as testing other designated materials and operational parameters;

○	Concurrently with the initial pilot system testing and process control systems should be designed and evaluated to ensure quality control and reliability. Quality measurement points and process control systems will be mapped and defined and/or developed. With the CPiTDE System, it is important to define the process kinetics in depth to identify variables in the definition of process controls and modifiers for specific customer supplied liquid materials;

○	Operational data from the initial controlled pilot system will be used to create working economic models that define costs and predict commercial operating performance as well as projected capital costs. This forms the basis of product and system definition that can be utilized for a proposed commercial viability analysis as well as marketing documentation;

○	At this stage practical testing can be done preferably with potential customer inputs of materials, conditions, and requirements. This then opens the first marketing efforts.

●	Operational Pilot Deployment Phase: From the controlled pilot system, the next phase is to move to the construction of a commercial pilot plant. This incorporates and makes use of all the system definitions and improvements resulting from the controlled pilot system to create a robust commercially deployable system that can operate in the field for a specific liquid input. The Company’s technology requires a commercial pilot plant to use a particular liquid feedstock, which has already been specified and contracted. Substantial sample quantities have been received and verified in the laboratory. This would be a ‘prototype’ of the final product. The prototype system should include process controls necessary to monitor the operation of the system in full deployment. At this stage, the system would be deployed with a partner willing to allow the operation with their existing plant under a development agreement;

○	Measuring plant operation against real-world considerations is vital to the implementation of operating efficiency and to calibrating the reliability of the system. Parameters would be adjusted to compensate for deployed operational conditions or to accommodate deployment and operational issues;

○	Commercial data will be collected to finalize the commercialization model;

○	Operational manuals will be designed and produced, and issues of product liability are resolved eventually with input from insurance organizations and environmental groups;

○	Product certifications will be sought where applicable; and

○	Marketing materials will be finalized.

●	Initial Commercial Deployment Phase: Initial commercial deployment focuses on the construction and scale up of production facilities organized and documented, suitable to meet commercial demand. The introduction of the products and systems will be carefully controlled and priced to enable a reasonable ramp up of production, while discouraging copies and patent litigation;

○	Options for specially designed systems and an expansion of the defined field of usage will be considered and explored;

○	At this stage, different financing options to support sales will be considered as well;

●	Full Commercialization: The final phase is the Full Commercialization Deployment supported by finance and production as well as a clear marketing plan.

These five technology commercialization stages outlined above are broadly generic but do also apply specifically to the Company’s business.

While at present the Company has no revenues and therefore requires investment to follow the process of working towards Full Commercial Deployment of the CPiTDE System, the Company has been slowly advancing towards its business goals, and following the technology commercialization plan outlined above. The current principal goal is deployment of a viable product that embodies the iTDE Technology in the newly conceived CPiTDE System intended for potential customers. During fiscal 2024, the Company made considerable progress in the design of the System. Considering the above outlined technology commercialization process, Management considers that the Company is in the pilot technology testing phase and hopes to move towards testing brine samples from actual salars in 2026 using specific feedstock samples. Subsequently, the deployment of the CPiTDE System is in conjunction with one or more Partners within fiscal 2027.

The Company’s progress towards Market Readiness

It is always difficult to identify exactly where any technology is along the path to its commercialization and how soon it will be ready for commercial deployment. Throughout fiscal year 2024, the focus has been not only on the design and construction of a controlled pilot system consistent with the needs of the pilot testing phase but also looking at the development of specific components for the system and consideration of supply and production issues. Since 2023, the Company has shifted its primary development operations from the United States to India, where it now manages multiple programs overseen by a local research director. Most development has centered around the consideration of specific engineering issues in relation to iTDE Technology, but the Company has also begun looking at combining different extraction techniques with a view to improving efficiency and lowering operational costs. Primarily using consultants and contractors, the work has progressed. At present, the Company has built one line of the pilot system and will resume construction when a definitive feed stock comes available in form of a contract.

The principal focus of the commercialization effort remains the extraction of Lithium and metal ions from brines and geothermal sources as well as liquors from leached mined ores.

In the design of our lithium extraction process, we have developed a system for the extraction of the many valuable naturally occurring additional ions present in lithium-containing solutions. We think that by separately extracting various elements, we could generate extra revenue or help the environment by cutting down on the ions that need to be removed before collecting the target ions. The resulting process should generate a more cost-effective lithium extraction by enabling the sale of other valuable materials, with minimal disruption to the environment.

In recent years there has developed considerable concern regarding the environmental effects of commercially deployed methods of lithium extraction, in particular the South American region known as the “Lithium Triangle”, where scarce water resources are lost to evaporation, and toxic concentrations in evaporation ponds have a profound impact on the environment, particularly the fauna. By using the CPiTDE System, we believe that most of the brine water resources can be either be returned to the underground brine reserves from which they were drawn so that the long-term disruptive footprint of the process will be minimal or potentially used in human activities such as farming or social development needs.

On October 24, 2024, the Company awarded a Research Grant (“October Research Grant”) to the Department of Chemical Engineering of the ‘BITS Pilani K K Birla Goa Campus’, an Indian Campus of Birla Institute of Technology and Sciences, based in South Goa, India (“BITS”) for the “Development of Next-Generation Energy Technologies”. The work to be conducted by BITS includes development of new membranes and manufacturing equipment for the same, as well as other environmental technologies and certain specific software. Under the terms of the grant, a total of $339,657 is pledged for the work with the bulk payable between the last Quarter of fiscal 2024 and the second quarter of 2027. The initial payment of $41,754 was made in December 2024. The additional payments required have not been paid and the Company is currently discussing the use of proceeds for the second payment and the Company anticipates making the payment by April 30, 2026.

On December 7, 2024, the Company signed a ‘Sponsored Research Agreement” with BITS setting out the cooperation between BITS and the Company in relation to work to be conducted under the October Research Grant.

On the date of this filing the technology is in a holding pattern as the company needs additional funding to advance the technology.

The company has not advanced the “Sponsored Research Agreement” and continues to search for financing to continue progress on our pilot plant as well as membrane manufacturing.

Long Term Prospects and Market Potential.

The iTDE Technology has a wide field of potential future applications. In addition to lithium extraction, the system can; extract fatty acids from vegetable oils to create a superior refining process that does not produce certain toxic waste generated by the currently deployed process; extract radioactive ions from nuclear waste waters; extract specific metal ions from mining leach solutions and waste effluents; in recycling; and could remove ions from seawater for desalination, among other things. Although the Company began some work on these applications prior to suspending activities in early 2022 to prioritize lithium, their full potential remains largely unexplored. The Company has adopted the following prioritization of its product development strategy for iTDE Technology incorporating the following order of priority (all dates are estimates):

●	Current: Lithium Extraction from Synthetic Brines, Geothermal Wells & Mine Leach Solutions;

●	Commencing 4rd Quarter 2026: Extraction of certain other high value minerals;

●	Commencing 2027: Low pressure Water Purification and Desalination;

Extraction of Other High Value Minerals.

During 2024, the Company began negotiations with a group based in the United Kingdom regarding lithium extraction. During negotiations, the deposit was considered less significant as a possible source of lithium and became more notable for its potential to yield other valuable metal ions. Without reducing focus on its lithium targets, the Company began planning for early deployment of a system that would enable economic extraction of these valuable elements. To date this project is on hold and don’t anticipate any further negotiations near term in 2026.

Low Pressure Water Purification and Desalination.

Following the move by the Company of most of its development work to India, the local staff have stressed the importance and benefit of water purification. As a result, the Company is re-evaluating its prioritization of this potential for technology.

Vegetable Oil Refining.

Feasibility tests on extracting fatty acids from vegetable oils took place during the final four months of 2021. This included the removal of various glycerides present in biodiesels which are usually difficult to remove. The testing showed initial promise. The Company anticipates that its solution will be significantly less environmentally unfriendly and more efficient than current methods and expects the CPiTDE System to reduce production costs. A significant portion of this project took place in Ukraine, but the program was halted in early 2022 following Russia’s invasion of Ukraine.

Removal of Radioactive Contamination:

In 2021, Ukraine hosted discussions about securing materials at a controlled site to examine how radioactive ions stored as liquids could be extracted from nuclear power plants. The plan was disrupted at the beginning of 2022 due to the invasion of Ukraine by Russian forces, however, since the last quarter of 2022, the Company has been exploring the possibility of reopening its cooperation with key Ukrainian Institutes that are still functioning. Management sees it as important to support its associates in these trying times. Every effort will be made to consolidate any development results outside Ukraine to minimize further disruption.

Creation of the Partnership Company with Clontarf Energy plc

On February 21, 2024, the Company formed the certain partnership company as a Nevada LLC as required in accordance with the Partnership Agreement signed March 27, 2023, between the Company and the UK AIM listed company Clontarf Energy plc (“Clontarf”). The new LLC is the 50:50 joint venture between the Company and Clontarf that will be the vehicle for the proposed deployment of the Company’s iTDE Technology in Bolivia. To date a principal agreement is in place, however no formation or formal operations have yet commenced.

On March 4, 2024, Clontarf submitted the qualification materials for the partnership to the “Pública Nacional Estratégica Yacimientos de Litio Bolivianos” (the ‘National Strategic Public Company of Bolivian Lithium Deposits’ or “YLB”) in relation to the Call for Bids (“convocatoria”) for the seven priority salares (salt pans) in Southern Bolivia. Under the Partnership Agreement it is Clontarf’s responsibility to submit such bids on behalf of the partnership LLC.

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

Following Phase 3, the remaining two planned phases of the ‘convocatoria’ process are: Phase 4, wherein a detailed assessment will be carried out by YLB of extraction technology maturity and financial capacity; and finally, in Phase 5 the negotiation and signing of contracts will take place, for an initial exploitation phase. Some uncertainty persists because the Bolivian Lithium Law from 2017 is rumored to be updated soon. The news form the Bolivian government in 2026 has indicated a possible package of reforms to the National Assembly to encourage foreign investment including an amendment to the mining law. The company continues to monitor the situation and realizes its speculation until new legislation is passed

The ‘convocatoria’ process will classify bids into ‘streams’ or categories dependent on readiness. Stream 1 comprises bids with existing operating direct lithium extraction (“DLE”) plants. Three Chinese companies, and one Italian water purification company qualify for this category. The Company believes its CPiTDE system will fall into this category, as stream 2 technology. This encompasses plants ready for production testing in 2025. Streams 3 and 4 comprise immature DLE technology or that still are under development and laboratory-stage processes, respectively.

The Company expects to complete testing on actual brine samples from more than one of the brine sites in Bolivia using the CPiTDE Pilot System during fiscal year 2026 if our Bolivian partner can get government permission to extract and send samples to India.

Human Resources

Essential to the success of the commercialization process is the hiring and retention of a successful management and operations team. The core team remains small but dedicated. Throughout 2024, lack of funding has remained a problem for expansion, however, the use of consultants and contractors in India has enabled the Company to pursue its engineering goals on limited resources. After the pilot plant is finished, the Company is expected to expand its team of full-time engineers and researchers. It is expected that much of this expansion, and the opening of Offices will initially be focused on expanding the Indian operations. The current team of consultants in India managing the controlled pilot system design and construction may be brought on full time.

Employees

As of December 31, 2024, the Company had five full-time employees working in four different countries and several critical consultants working part time. In January 2024, one senior employee, Mr. Majendie, resigned as the Corporate Secretary and as an employee of the Company. However, he has agreed to continue as a consultant to provide support in matters which were his responsibility while an employee, to enable the Company to continue to use his expertise when required. On the date of this filing there is currently one full time employee and four consultants.

Workplace Practices and Policies – Inclusion and Diversity

The Company is a small corporation with a small budget with a difficult path to the commercializfull-timeinnovative technology that requires tight control of resources and a clear focus on the achievement of goals. For this reason, the Company favors the hiring of expert personnel to fill the small number of roles that require a particular and definite expertise. The Company is an equal opportunity employer and seeks a diverse corporate culture that can only be achieved by a commitment to inclusion and diversity among employees at all levels. In addition, the Company is committed to providing a workplace free of harassment, prejudice, or discrimination. The Company will work to ensure representation of its employees at every level, fostering an inclusive culture, supporting equitable pay and access to opportunity for all employees.

The Company remains committed to its vision to build and sustain a more inclusive workforce that is representative of the communities it serves. At the present time, although small, the Company retains employees and consultants of five different nationalities resident on three different continents with a majority outside the US.

Compensation and Benefits

The Company believes that compensation should be competitive and equitable and should enable employees to share in the Company’s success. The Company recognizes its people are most likely to thrive when they have the resources to meet their needs and the time and support to succeed in their professional and personal lives. At present the Company has accumulated a significant debt towards its senior employees at the Director, Officer and Vice President level for salaries unpaid as well as to key consultants. This deferral of payment, agreed with the relevant staff, was done to build the business in the lack of financing.

Notwithstanding the need to pay its employees properly, in view of the financial circumstances of the Company, on February 29, 2024, seven senior employees and consultants of the Company who were owed a total of $2.38 million on that date, agreed to defer payment by the Company of outstanding amounts owing to them on certain modified terms (“Debt Extension Agreements”). The Debt Extension Agreements replaced previously signed agreements relating to debt deferral and remuneration and were signed to cover all debts owing from time to time to the seven employees and consultants of the Company that were : (i) legitimately incurred unpaid contractual pay (ii) existing debts agreed and already deferred; (iii) advances made by the employee or consultant to the Company that are recorded on the books of the Company; (iv) any portion of employee’s or consultant’s agreed future pay that will not be paid in a timely fashion being accumulated as a debt in accordance with the terms of the Debt Extension Agreement.

The Debt Extension Agreements set out the terms under which the seven employees and consultants would receive their past indebtedness as well as how future pay is to be paid. The Debt Extension Agreements also grant the right for each signatory to convert all or a portion of the Indebtedness and Penalty Interest to shares of common stock of the Company at any time at the lower of (i) the price which is five percent (5%) lower than the average trading price of the five business trading days immediately preceding the date of the election, or (ii), if the Company is in the process of raising finance and has made an offering to the public by reporting the offering to the Securities Exchange Commission (“SEC”), at the price that is five percent (5%) lower than the price recorded in such reported offering provided such offering shall have been active at any time during the previous quarter.

Management has made the determination that any possible future employee and consultant indebtedness conversion would not be considered for a price lower than $1.25 which is the conversion price of the company’s convertible debt holders. The Company will continue to evaluate the feature for changes in circumstances that could impact the ASC 815 analysis.

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

During fiscal year 2025, the Company anticipates granting its employees around the world a wide variety of benefits in compensation for their support. In addition, to benefit the intellectual and technological base of the business of the Company, we anticipate investing in tools and resources that support employees’ individual growth and development.The company as of the date of this filing has not implemented benefits for any employees.

Employee Engagement

The Company believes that open and honest communication among team members, managers and leaders helps create an open, collaborative work environment where everyone can contribute, grow, and succeed. Team members are encouraged to address their managers with questions, feedback or concerns. The Company conducts surveys that gauge employee sentiment in areas like career development, manager performance, and inclusivity.

Health and Safety

The Company is committed to protecting its team members everywhere it operates. The Company identifies potential workplace and country risks to develop measures to mitigate hazards. As a result of the recent conflict in Ukraine, the Company immediately relocated its employees who were residing there into Europe and is maintaining such residences until such employees can relocate back to Ukraine. The Company supports all employees with general safety and security training as well as offering regular advice.

Operating Offices

The Company currently owns no real estate.

During fiscal year 2024, the Company’s employees were working from home in various districts.

Management currently has no plans to open offices in the United States. The Company currently operates from virtual offices located in Nevada and has no representations or offices in any other State. The controlled pilot plant will first be set up in India, where sample brines will be processed. The production plant location remains undecided. Currently the company plans to resume testing of synthetic brines in the fourth quarter of 2026 and is also currently designing a second pilot plant using a proprietary technology with the goal of extracting bivalents at a cheaper cost. The construction and testing of this new technology we anticipate in late fourth quarter 2026 into first quarter 2027.

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

The Company plans to deploy its CPiTDE System units with customers that have the necessary facilities to accommodate such units. The anticipated way the Company plans to deploy its CPiTDE Systems is under a tolling arrangement whereby the tolling fee will cover the ongoing costs for maintenance of the extraction process and upside for the Company. Throughout the lithium source’s operational period, the Company will oversee and adjust the equipment as necessary, performing recalibrations and upgrades to uphold efficiency and extraction capabilities. This is critical as the nature and composition of any brine may change over time, even from the same deposit, and this can potentially affect the extraction process requiring adjustments to configuration where necessary.

The Company plans to control the production, delivery, maintenance, and operation of the CPiTDE System units directly, but plans to establish an engineering subsidiary (“NCX International”) that will collaborate with partners to construct processing plants that would incorporate CPiTDE System processing units. NCX International may additionally negotiate ventures and participate in the development of projects as required.

Competition

Several Direct Lithium Extraction (DLE) technologies are currently being developed and proposed, frequently in connection with lithium brine mining companies. The primary reason for this focus is the increasing environmental concerns present in the traditional evaporation ponds being used today. The other reason is that new potential lithium brine deposits with very low concentration of lithium ions in North America and elsewhere, do not have suitable locations for feasible traditional extraction operations.

Technological landscape.

The main technologies used in DLE can be described as either individual systems or combinations of these methods.

● Ion exchange resins or solvent extraction technologies: These involve selective absorption of Lithium ions using specifically designed resins in columns being loaded with Lithium and then unloaded using certain reagents. Also, liquid ion exchange solvents can separate the Lithium ions into stirred mixer/settler tanks. After Lithium is exchanged, a batch process using acids flushes the system to recover the absorbed Lithium.

● Absorption chemical technologies: Where certain chemical absorbents are used to absorb the Lithium ions, Ion exchange resins, or solvent extraction technologies: These involve selective absorption of Lithium ions on resins (especially designed for specific ions) using columns

● Membrane based technologies: These involve Metal Organic Frameworks (MOFs) or crown ethers, which allow specific transport of ions through them.

● Combination of absorption and membrane-based technologies: These involve absorption of Lithium from brines preceded by membrane-based filtration and/or separation from other ions (typically a Reverse Osmosis process) for the Lithium ions.

These technologies have their own set of advantages as well as challenges. Resin-based systems encounter issues with selective ion exchange and competition from other ions. Membrane based technologies using sophisticated and exotic materials which have the challenge of scalability, whereas Reverse Osmosis based systems have high operating pressures and are energy intensive. Liquid extraction technologies have high chemical footprints and require manufacturing of costly chelating solvents at large scale.

Significant Competitors.

Specific companies that have published information or strategic affiliations with lithium brine mining companies are as follows:

●	Lilac Solutions – developed ion exchange resins and has made a pilot plant that is being tested by Lake Resources in Argentina with claims of success.

●	Sunresin, a company based in China, has created ion exchange resins which they report are currently in use at a location within the country. They infer that it uses other technologies in combination with resins. Recently, a few companies including Anson Resources have announced that they intend to use the technology on sites they are developing.

●	Standard Lithium – affiliated with an existing bromine producer from brines in Arkansas, has acquired an absorption on sorbents technology which it uses in combination with other technologies.

●	International Battery Metals – appears to be using an ion exchange resin process in combination with reverse osmosis.

●	Koch Technologies/Membranes – appears to be using a reverse osmosis plus a sorption process. They have recently invested in Compass Minerals in Utah, which is a traditional producer of magnesium salt from salt lakes.

●	EnergyX Technologies – initially claimed to develop a Metal Organic Framework membrane, tailored to allow selective lithium transport, however recently, they are describing another combination of technologies which they are using in their tests.

Our iTDE technology is not related to any of these technologies. We believe our system is inherently more energy efficient and more environmentally friendly than all other currently known or proposed extraction systems.

Assessing real competition can be challenging with new disruptive technology. Given the importance of the Bolivian market, the Company expects to better identify its true competition because of the ongoing assessments being made in the ‘convocatoria’ (see the above section on the ‘Creation of the Partnership Company with Clontarf Energy plc’ for the Bolivian market).

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

In spite of difficulties in securing financing for what Management considers an optimal level of operations, the Company received a total of $1,605,004 from two shareholders in loans and convertible debt during fiscal 2024, and $174,004 of this amount relates to the settlement of a 2023 note payable that occurred during 2024, whereby the outstanding principal, accrued interest, and accrued expenses were consolidated into a new convertible note. No cash proceeds were received by the Company as part of this transaction. This settlement represents a non-cash debt settlement rather than new financing proceeds received during 2024.

well as support from employees and consultants worth $2,819,644 resulting from the deferral of payments due to them.

Below is an overview of the Company’s financing status for fiscal year 2024:

Finance from the Series “F” Convertible Promissory Notes

During fiscal 2024, the Company issued a total of 20 Series “F” convertible promissory notes with aggregate amount of $1,585,004. This debt will mature in twenty-four months from issuance, if not converted into shares of common stock of the Company at $1.25 per share.

These notes will fall due between July 16, 2026, and February 9, 2027. Each of these notes pays 10% interest per annum due at maturity. In 2026 a total of nine convertible loans have been extended to December 31, 2026. The total principal amount extended was $750,0000.

As of fiscal year end, the Company recognized interest expense on its Series “F” convertible promissory notes of $87,878.

Finance Loan Agreements – Non-Related Party Shareholders

Certain shareholders have continued to support the Company by both rescheduling existing debt and providing additional debt funding throughout fiscal 2024. The Company may continue to rely on such support until such time that the Company can generate sufficient income from operations or attain adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment to this continued support.

At the commencement of fiscal 2024, the Company had a total of $945,000 in loans from two non-related party shareholders outstanding. All such loans pay interest at 10% per annum due at maturity. An aggregate total of $945,000 fell due during fiscal 2024 in accordance with the terms of such loans, one loan was converted into a convertible loan with aggregate amount of $120,000. All debts falling due in 2024 were extended.

During fiscal year 2024, the Company contracted new loans with two third-party shareholders with a total aggregate amount of $20,000, each paying 10% interest per annum at maturity. The maturity of each of these loans is for one year and extended beyond year 2025.

As of fiscal year end, the Company recognized interest expense on its loans of $98,822.

As of fiscal year-end 2024, the Company recognized a total interest expense on its outstanding Convertible Notes and other loans of $186,700.

Other receivables

As of December 31, 2024, the Company had the following receivables:

From certain lawyers, funds held in escrow in relation to certain funding opportunities, a total of $70,000. If the Company does not receive funding by June 30, 2025, these funds must be returned. To date the Company has applied three legal invoices for service(s) for a total of $10,800. Invoices dated December 30, 2025, March 31, 2026 and June 30, 2026 which are applied to the escrow balance. As of the date of this filing the outstanding escrow balance is $59,200.

The Company invested $496,025 in a third-party technology and management firm, earning interest at an annual rate of 10%. As of December 31, 2024, total amount and interest is $523,102. These receivables as of the date of this filing are deemed uncollectable on year end 2024 10K/A financials

Certain Risks and Uncertainties Facing the Company

No Revenues:

Since the changes to the business that resulted from April 27, 2021, Asset Purchase Agreement, the Company has received no revenues.

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

One of the biggest challenges facing the Company will be in securing adequate capital to fund its projects, including securing adequate capital to pay for operations, and hiring service providers. Secondarily, a major challenge will be implementing effective sales and marketing strategies to reach the intended end customers. The Company has considered and devised its initial sales, marketing, and advertising strategy; however, the Company will need to skillfully implement this strategy to achieve success in its business.

Requirement to raise funding inhibited by current Debt:

The Company has contracted significant debt from the rescheduling of payments to employees and consultants as well as from financing provided by certain non-related shareholders that have funded operations through loans and convertible loans. As of December 31, 2024, the Company owed employees and consultants a total of $2,212,744, a further $606,900 to certain third-party professionals (of which $545,000 was to a single consultant) and an additional $2,430,004 to shareholders. The company’s ability to continue rescheduling its debt relies largely on converting or repaying shareholder debt, as the agreements to postpone payments to employees, professionals, and consultants depend on this outcome. The Company Management believes that shareholders are open to such restructuring if third party funding becomes available on the right terms. Without a restructuring of this debt, however, it is unlikely that the Company can attract investment from third parties to complete its business plan. If restructuring does not occur, the Company will have to depend entirely on shareholders for timely funding, and employees and consultants will need to postpone payments of their debts until substantial profits are achieved.

Human Capital Resources:

The area of development of the iTDE Technology and the design of the CPiTDE System is novel and highly specialized both in its process and in the construction of machinery and equipment necessary to commercialize the technology. There are a limited number of experts that can understand or work in the field. Many of these experts live outside the US and will need visas to begin working with the Company there. There is no guarantee that the Company can find adequate numbers of such personnel, attract them to work for the Company, secure their right to work in the US at the Company’s offices or retain them. During fiscal 2024, the Company has concentrated on the organization of such personnel outside the United States, however there is no guarantee that the Company can retain such personnel or integrate them properly into the organizational structure of the Company. This may present not only a loss of efficiency but potentially cause operational difficulties leading to loss of information or expertise. This may inhibit the growth of the Company. As we progress into fiscal year 2025, more staff will need to be hired to finish commercializing the CPiTDE System. Currently in the third quarter of 2026 the company has not hired any additional staff and doesn’t plan on hiring additional employees until first quarter of 2027. Even if such personnel are more readily available, there is no guarantee that the Company will be able to secure sufficient, appropriate, necessary expertise to pursue its goals. While the Company is too young to see what impact the COVID-19 pandemic could have had on its business operations, it is anticipated that there will be other pandemics of a similar nature or with a similar disruptive effect. The advent of one or more such crises and the resulting lockdowns or trade and travel restrictions may have a serious effect on the business, more so since the Company is launching its commercialization and the path to profitability must be entirely negotiated, with the creation of production facilities, organization of supply lines and distribution and securing of regular business. In the event of another pandemic or similar disruption, the Company may be worse affected than established businesses.

Environmental:

Management believes that the CPiTDE System is a clean technology and expects it to be more environmentally friendly than existing market alternatives. There may be certain issues with regards to the way the technology is deployed or the disposal and recycling to the final units that is not yet known that may have an adverse impact on the environment and this may conflict with or cause legislative changes that inhibit the way the Company intends to carry out its business or to sell its products. In addition, the units will use certain materials, including plastic materials, which are currently the subject of legislative efforts to reduce, eliminate or require recycled material use; it is unlikely that the company can use recycled materials or substitute certain elements of its technology with alternative materials, without incurring considerable expense and time and this may have an adverse effect on the business.

Cybersecurity:

There is a general increase in cybersecurity incidents and data misuse, exacerbated by the political situation of Russia and the geopolitical strategy and attitude of Russia and China as well as an increase in purely criminal behavior and activist disruption. This is further influenced by a technologically skilled society that feels disconnected and disillusioned, often causing disruption simply for the sake of it. As a Company with innovative technology, the Company may be a significant target of attack by competitors, foreign governments and other interested and malicious parties. As the knowledge of the potential impact of Company’s iTDE Technology becomes more widely known there is a significant risk of an attempt to gain access to the Company’s confidential information that could potentially result in a loss of markets and control over the commercialization process. Such a loss might potentially cripple the Company’s ability to continue its business in the way it plans.

Material Sources and Supply Chain Disruptions:

At present the Company is still finalizing the development of its CPiTDE System and while it is difficult to assess the final supply chain and material resourcing, the inability to source materials or to manufacture components may force the Company to design its system regarding supply chain issues rather than full optimization. After supply chains have been set up, events such as wars, embargoes, pandemics, or natural disasters can disrupt production and negatively impact the Company’s ability to manufacture enough.

Regulatory Issues:

The different potential areas of application for iTDE Technology are diverse. Some fields of application have a more controlling regulatory environment than others. Countries that mine lithium are increasingly regulating its extraction. The main factor is the enormous disruption of water resources and environmental hazard. Changes to regulations may make the introduction of a innovative technology more difficult by creating additional barriers. The same applies in the field of the refining of oils for human consumption. The heavy regulatory environment may delay the introduction of the CPiTDE System. Changes and potential changes in laws, regulations, policies, and political leadership may result in increased difficulties in bringing the iTDE Technology to market.

Possible Future Pandemic; COVID-19.

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China, and has since spread to several other countries. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. Many countries, such as the United States, imposed travel restrictions. These actions led to a restriction on the flow of labor and products as well as impeding the travel of personnel. This virus is mutating, and the effect of such mutation may cause further outbreaks that may impact on our ability to conduct normal business operations, which could adversely affect the commercialization of the System and affect our projected future results of operations and liquidity. Disruptions to our business operations, or to our vendors’ or customers’ business operations, could include disruptions from the closure of facilities or the ability to travel. If a critical number of our employees or consultants become too ill to work, or we cannot access sufficient human resources due to enforced office closures, our ability to conduct our business could be materially adversely affected in a rapid manner. Similarly, if our customers experience adverse business consequences due to COVID-19, or any other pandemic, demand for our services could also materially affect our business. Global health concerns, such as COVID-19, could also result in social, economic, and labor instability in the countries and localities in which we or our vendors and customers operate. Any of these uncertainties could have a material adverse effect on our business, financial condition, or results of operations. The World Health Organization and other experts in the field have signaled the likelihood of similar pandemics affecting the world in the future. They may lead to disruption like, worse or less damaging than the COVID pandemic. If a pandemic were to happen, it could significantly disrupt the Company’s operations.

Operations in India

Focusing operations in India exposes the Company to risks from the local business environment and geopolitical factors. It will be necessary for the Company to enter into agreements and partnerships with local companies both as regards to the design and construction of its pilot plants as well as for development work. Indian companies in general have elevated levels of corporate debt and non-performing loans (NPLs). There also can be a significant lack of adequate infrastructure to support operations. The prevalence of poverty, inequality, and informal markets creates operational difficulties, compelling the company to modify its business strategies and address distinct security issues. There is no guarantee that the Company will adapt in a timely fashion to prevent damage to its business or reputation. There are significantly elevated levels of bureaucratic red tape with the potential to delay or damage the Company’s progress, and an inefficient justice system may not adequately redress issues that arise from the bureaucracy or from the enforcement of general business interests. There is a heightened geopolitical risk of conflict and military confrontation with both China and Pakistan as well as internal issues in the north of India in Jammu and Kashmir. In addition, heightened communal tensions not only between Hindus and Muslims but also with Christian and other minorities may cause disruption to business. In general, a large dependence on agriculture and the agrarian economy, climate change risks may have an exacerbated effect on social and economic stability that may affect the Company’s Indian operations. Starting operations in a new district involves a learning curve to address country-specific risks and help Management identify and disclose these risks effectively. General reporting of risks does not always address specific regional and business risks that may arise and as such the company’s ability to understand, report, prevent and manage such risks, which will be dependent on Management consolidating its position and control over operations. This may not always be adequate.

Impact of Events in Ukraine and the Middle East

Events in Ukraine have affected the Company’s business plan although the Company has been able to adjust by moving to India. During fiscal year 2024, the Company maintained a home office in Kyiv staffed by one individual to maintain its presence and to show support for the Ukrainian people in their difficulty as well as to support certain consultant scientists. However, due to the war bringing disruption, the now frequent attacks on infrastructure with the resulting loss of power, water and supplies, it is unclear when the work planned there can be recommended. Despite the difficulties, the Company is committed to the support of all communities where it has a presence, including Ukraine and its people. The Company has pledged to return to Ukraine as soon as the political and economic situation allows. Although the Company’s return to Ukraine depends on favorable political and economic conditions, there remains a risk that future work could be interrupted if circumstances worsen or incidents like the Russian invasion happen again. This may once again impact on the Company’s plans, leading to delays in achieving the goals under such plans.

Events in the Middle East have not had any significant or direct effect on the Company’s current business plan.

Competition

The Company faces strong competition in its core business in extracting rare earth elements due to the world’s shortage and increased demand, primarily from firms that have more capital resources. Many of these entities will have significantly greater experience, resources, and managerial capabilities than the Company and will therefore be in a better position than the Company to obtain access to attractive business opportunities. The actions of these companies to exclude or interfere with the Company’s Business may have an adverse effect on the Business.

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

Shareholders and other interested persons should note that at the beginning of the second quarter 2024, the Company was made aware that its long standing auditors, BF Borgers CPA PC, had been denied the privilege of appearing or practicing before the Securities and Exchange Commission (the “SEC”) as an accountant. The Company appointed a new registered public accounting firm: Fruci & Associates II PLLC, Certified Public Accountants based in Spokane, Washington (“Fruci & Associates”) as its new Auditors on May 15, 2024. Fruci & Associates have since completed the reauditing of the Company’s 2023 financial statements incorporated into its Annual Report on Form 10-K/A filed with the SEC on April 302025. Fruci & Associates have also reviewed first quarter 2024 10-Q/A filed on June 30, 2025, second quarter 2024 10-Q/A filed on September 16, 2025, third quarter 2024 10-Q/A filed on November 18, 2025. This current year end 2024 10-K/A filing to amend the previous 2024 unaudited 10K filed on April 30, 2025.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C CYBERSECURITY

Cybersecurity Risk Management and Strategy

The Company is committed to ensuring the highest standards of cybersecurity to protect our systems, networks, and data from cyber threats. We recognize the critical importance of safeguarding sensitive information and maintaining the trust of our customers, partners, and stakeholders.

Our cybersecurity strategy is built on a foundation of proactive risk management, continuous monitoring, and adherence to industry best practices. We employ a multi-layered approach which leverages cutting-edge technologies to defend against evolving cyber threats.

We have made significant investments in modernizing, streamlining, and simplifying our technology footprint to both enhance customer experience and strengthen our internal security controls.

From time-to-time, we may engage third-party consultants, legal advisors, and audit firms to evaluate and test the Company’s risk management systems and assess and remediate certain potential cybersecurity incidents, as appropriate. We prioritize the integrity of our data access controls to prevent unauthorized access, data breaches, and malicious activities. We regularly assess and enhance our cybersecurity posture through comprehensive risk assessments, security audits, and vulnerability assessments.

Governance

Cybersecurity is a shared responsibility requiring collaboration and cooperation across all levels of our organization.

The Company recognizes that cybersecurity is not solely a technology issue but also a people and process issue. We plan to invest in ongoing training and awareness programs to empower our team to recognize and respond to potential security threats effectively.

Cybersecurity threats are monitored and acted upon by the Company’s outsourced information technology security group. The executives meet periodically or as needed with third-party advisors to receive information on all cybersecurity initiatives or suggestions as well as all cybersecurity incidents, if any.

In the event of a cybersecurity incident, we have third-party consultants that could assist with incident response plans and protocols to minimize the impact and facilitate swift recovery. During the calendar year 2025, there have been no known reported cybersecurity incidents that have materially affected our operations or financial results.

We believe in transparency and open communication, promptly informing affected parties and relevant authorities as required by law. Together, we remain vigilant, adaptive, and resilient in the face of evolving cyber threats, safeguarding the trust and confidence of those we serve.

ITEM 2. PROPERTIES

As of December 31, 2024, the Company did not own any property. At present all employees are working from home.

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

In reality, the private company, the major shareholder of the Company, is owned by several individuals that were instrumental in the sale of the iTDE Technology to the Company. The actions of Sparkie were calculated to deprive those innocent third parties of the ownership of their interests. Management considers this not only to be a violation of the fundamental rights of individuals working to finalize the technology and to make the Company successful, but also a direct attempt to use the Texas courts erroneous decisions to launch a hostile takeover bid on the Company without due process, circumventing the usual protections afforded by the SEC.

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

Although Empire no longer represented the Company, Empire promptly advised Sparkie Properties that it had cancelled the shares owned by NEXT-ChemX Corporation, the closely held private corporation and issued 15,866,096 common shares in the public company divided into two share certificates to NEXT-ChemX Corporation, a Texas corporation, Glenn A. Little, as Director and Receiver. This action, taken when Empire was no longer the transfer agent acting on behalf of the Company, is not therefore recognized by the Company and has not been entered into the Shareholders’ register currently held by the Company. On October 15, 2024, the Company received a statement of account alleging that the Company owes Empire money for its activities undertaken after termination of its services in respect of the handling of its shares. The Company intends to dispute such account and bring a complaint against Empire.

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

On or about April 06, 2026, NEXT-ChemX Corporation, Nevada (the “Company”) agreed to dismiss the following lawsuit previously filed on or about October 22, 2025, against Sparkie Properties LLC, Glenn A. Little, and Empire Stock Transfer Inc. Case Number A-25-931193-C.

The dismissal was filed in Las Vegas in the District Court for Clark County, Nevada.

On or about December 31, 2025, In the Texas Eleventh Court of Appeals, Trial Court Cause No. CV58242 Benton Wilcoxon, Appellant v. Sparkie Properties, LLC., Appellee. The Appeals Court rendered their opinion in favor of Sparkie Properties, LLC, the appeals court overruled both Benton Wilcoxon’s issues.On the date of this filing the Company is as plaintiff’ in the cause entitled NEXT-ChemX Corporation (NV) vs. Sparkie Properties LLC, Case No. A-25-931195-C, General District Court for Clark County, Nevada. The litigation was filed on October 22, 2025 and is still ongoing. This is the only litigation the company is involved with.

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

The Company was unable to meet the deadline, and the article was not published. Innovation News Network pressed to receive funds, however, the Company took the position that we would pay only when seeing in what edition the new article would be published and when their agreed work was carried out. Innovation News Network has threatened the Company with litigation and appointed a collection agent to recover the funds. It is the Company’s position that funds are not owed given the verbal assurances of the sales representative and the pressure-selling tactics of Innovation News Network. Since November 2024 the Company has heard nothing further from either Innovation News Network or its agent. As of the date of this report the Company has heard nothing further.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity

The Company, then known as WeWin Group Corp became subject to Securities Exchange Act Reporting Requirements in April 2016. The symbol “WWIN” was initially assigned for its securities. On December 18, 2018, FINRA approved the change of the Company’s name from WeWin Group Corp to AllyMe Group, Inc. On July 23, 2021, in connection with the refocus of the Company’s business resulting from the acquisition of the iTDE Technology, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Nevada effecting a name change of the Company to NEXT-ChemX Corporation. The name change, along with the Amended Articles, became effective on July 28, 2021, following compliance with notification requirements of the FINRA. The trading symbol of the Company is CHMX.

There has never been any liquid market for or trading in our stock. Since April 27, 2021, and the changes in ownership of the Company’s shares, most of the stock has been restricted for sale, and this has inhibited the development of a liquid market for the Company’s stock. As a result of these events and the restrictions placed on the sale of stock, the market has recorded price changes since April 26, 2021 from $4.90 per share up to $70 per share and closing on December 31, 2024 at $3.91; during the same period, however, the Company was raising money by issuing convertible notes with a conversion price of $0.75 increasing in the fourth quarter 2021 to a $1.00 conversion. Fiscal year 2023 closed with a share price of $9 that had remained unchanged since July of that year and with no sales. In January 2024, a trading volume of only 100 shares reduced the price to $4.50 and the volume of 5,400 shares brought the price down to a close of $2.00 on April 22, 2024. Since reaching this low, the market for the Company’s stock has begun to see some limited liquidity on regular trading of small volume during the second and third quarters of 2024 with the price slowly increasing to $2.40 by the end of the second quarter. During the fourth Quarter of 2024, the price returned to $1.95 on volume of 53,210 shares on October 7, quickly recovering and gaining strength to close at $3.45 on November 1, 2024. In three days of trading between November 4th and 6th, 2024, approximately 310,000 shares of volume traded with the price dropping on the first day to close at $2.25 before recovering back to $3.4 on November 6, 2024. This suggests that the liquidity in the market for the Company’s shares is slowly improving with a growing interest in the Company’s stock, but liquidity remains limited. There can be no assurance that this improvement will continue or that a highly liquid market for our securities will ever develop.

The Company is currently trading on the OTC Expert Market. As a result of changes to the Pink Current Market implemented by the OTC Markets in response to the passage of SEC Rule 15c2-11, the Pink Current Market is to become the OTCID market. The deadline for completing the application to the OTCID is May 1, 2025, to ensure compliance by June 30, 2025. Currently the Company does not qualify for the OTCID. In October 2025 the Company was downgraded to the OTC Expert Market. To qualify for the OTCID Market or OTCQB, the Company will be required to file their 2025 audited fiscal year end 10K along with financial statements and provide current disclosure, submit a management certification, and verify basic Company information.

At this time the company will reapply for a 15c 2-11. Once the Company is current in its reporting requirements and received its active 15c-2-11 the Company plans to review its options including an application for entry to the OTCID or OTCQB market.

Options and Warrants

In 2018, the Company adopted an option plan for the benefit of the employees, consultants and directors known as the 2018 Employee, Director, and Consultant Stock Plan (the “2018 Plan”). Under this Plan a total of 40,000 stock options were issued as of December 31, 2020. The 2018 Plan was terminated on September 14, 2021, by the decision of the majority of the Shareholders of the Company. No shares were issued under the 2018 Plan in 2021. As of December 31, 2021, there are no outstanding options issued under the 2018 Plan.

On September 14, 2021, the Company obtained written consent of the holders of a majority of the voting power of the Company’s capital stock approving the adoption of the Company’s 2021 Stock Incentive and Award Plan (the “2021 Plan”). The Plan allows the Company to grant incentive stock options, non-qualified stock options and restricted stock awards to officers, directors, employees, and consultants of the Company during the period of 5 years from the effective date of the plan. As of December 31, 2024, there were 3,000,000 shares of common stock of the Company reserved for issuance under the Plan. As of December 31, 2024, no shares had been issued under the 2021 Plan.

The 2021 Plan calls for the Board of Directors of the Company to appoint and maintain as administrators of the Plan a committee consisting of two or more directors that qualify as independent, non-employee or outside directors. The committee has not yet been formed. For as long as the committee is not formed, the Board may issue options under the 2021 Plan except that no options may be issued to the four most highly paid employees until such time as the committee is formed.

No Option may be issued for a period of more than five (5) years. The purchase price of each share of stock purchased under an Incentive Option shall be determined by the committee or Board at the time of grant but shall not be less than 100% of the closing price on the final trading day immediately prior to the grant of the incentive option.

Options shall normally vest and become exercisable in equal amounts for each fiscal quarter of the Company through the four (4) year anniversary of the date of grant. Under certain circumstances defined in the 2021 Plan the vesting may be accelerated.

In principle, options are not transferable and may be exercised solely by the Optionee during his lifetime or after his death by the person or persons entitled thereto under his will or the laws of descent and distribution. The Committee or Board of Directors may allow certain exceptions to this rule defined in the 2021 Plan.

The present description of the 2021 Plan, which records certain key features only, is entirely qualified by the terms of the 2021 Plan.

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

Status of Outstanding Preferred shares

As of December 31, 2024, the Company had 20,000 Class “A” Preferred shares and 20,000 Class “F” preferred shares issued and outstanding. All these shares were issued during fiscal year 2024.

The Subscription Agreement to purchase 20,000 Series “A” preferred shares and the Subscription Agreement to purchase 20,000 Series “F” preferred shares were both cancelled on June 30, 2025.

Holders

As of December 31, 2024, the Company had issued an aggregate of 28,546,834 shares of our common stock held by one hundred shareholders, forty-seven (47) record holders and fifty-three (53) holding their shares in ‘street form’ as unregistered holders.

On May 29, 2024, the Company Board of Directors approved of a total of 20,000 newly authorized preferred stock in a class identified as Class “A” Preferred Stock. Ten thousand (10,000) Class “A” Preferred Stock were subscribed by John Michael Johnson, a director of the Company holding the senior management positions of President and CFO, with the additional ten thousand (10,000) Class “A” Preferred Stock being subscribed for and on behalf of the Board of Directors of the Company to utilize as the Board sees fit in the best interest of the Company. These shares were to be issued at par value of $20 and subscription agreements were duly concluded, however, since the subscriptions were never paid, the offer to subscribe was withdrawn.

Each share of Class A Preferred Stock subscribed on May 29, 2024, ranks senior to all Common Stock and any other class of securities that is specifically designated as junior to Class A Preferred Stock. Each Share of Class A Preferred Stock shall be convertible at any time by the holder thereof into 250 shares of Common Stock, however, any Series A Preferred Stock remaining unconverted at 5:00 P.M., Las Vegas, Nevada time on January 1, 2026, shall be automatically converted into Two Hundred Fifty (250) shares of the Company’s Common Stock (par value $0.001). Each Share of Class A Preferred Stock shall be entitled to Five Hundred (500) votes on any matter on which any of the shareholders are required or permitted to vote. No dividends shall be paid on any Series “A” Preferred Stock.

As of June 30, 2025, no funds had been transferred to pay for the said subscriptions. As a result, on notice to the subscribers duly given, the issuance of these 20,000 shares of Class ‘A’ shares of Preferred Stock was revoked for non-payment, and the entire Class “A” Preferred Stock series was cancelled.

On September 23, 2024, the Company Board of Directors approved a total of 20,000 newly authorized preferred stock in a class identified as Class “F” Preferred Stock. Ten thousand (10,000) Class “F” Preferred Stock was issued in the name of John Michael Johnson, a director of the Company holding the senior management positions of President and CFO, and an additional ten thousand (10,000) Class “F” Preferred Stock was issued to the Board of Directors of the Company to utilize as the Board sees fit in the best interest of the Company.

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

As of June 30, 2025, no funds had been transferred to pay for the said subscriptions. As a result, on notice to the subscribers duly given, the issuance of these 20,000 shares of Class ‘F’ shares of Preferred Stock was revoked for non-payment, and the entire Class “F” Preferred Stock series were cancelled.

There are two shareholders with shareholdings of over 5% of Common Stock issued.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

The Company was organized on August 13, 2014, as a Nevada corporation under Chapter 78 of the Nevada Revised Statutes as ‘WeWin Group Corp’. With FINRA approval on December 20, 2018, the Company’s name changed to AllyMe Group, Inc. During this period the Company’s trading symbol remained “WWIN”. On June 16, 2021, the Company’s Board of Directors approved the new name “NEXT-ChemX Corporation”, and approval of this change was granted by FINRA on July 22, 2021. The Company’s new trading symbol “CHMX” was granted on July 30, 2021. The Company’s principal office is located at NEXT-ChemX Corporation, 9101 West Alta Drive, Suite 202, Las Vegas, NV 89145.

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

The primary focus of the Company at present is the extraction of lithium from naturally occurring brines and geothermal sources. The Company has developed a system for extracting naturally occurring ions in lithium containing brines solutions, such as magnesium and calcium, which is a key to an efficient process. Preliminary testing to date has furnished evidence that the CPiTDE System provides an efficient extraction solution with minimal disruption to the environment. Using the CPiTDE System, for example, water resources will not be depleted by evaporation on an industrial scale nor is environmentally damaging contamination released into the environment from the process. The desired ions are harvested, and the solutions can be returned to the aquifers or further purified as required.

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

In early 2023, the Company contracted with a third-party engineering company to complete its initial pilot plant. Work to complete this is ongoing and expected to finish before the third quarter of 2025. The initial pilot plant has been completed and is located in India.

The Company continues to work with a leading membrane specialist to design and construct a controlled pilot system using specially designed membranes and units. The Company awarded the tender for the construction of the controlled pilot system in 2023. Work on construction is ongoing.

Once the CPiTDE System has been sufficiently optimized, the Company plans to design and introduce modularized extraction units based on the geometry of 40’ shipping containers for ease of deployment, servicing, and refurbishment of the units (“iTDE Units”). These units will be the basic ‘product’ of the Company and will be designed specifically for the extraction of targeted ions. The iTDE Units will be deployed on site with customers and it is anticipated that revenues will be earned either from a tolling fee or as a net extraction royalty (being a fixed % fee calculated on the quantity of useable material extracted against the market price for the extracted material or as a fixed fee per measured quantity).

We plan to supply scalable Extraction Plants based on the geometry of 40’ containers. Each would have an optimal number of modules for each process and may be designed for the extraction of a targeted chemical ion. These container systems will be located at the customer extraction sites during the commercial testing phase and for full deployment. Units will be monitored and can be swappable for maintenance or replacement, with low-cost isolated processes specific monitoring and control.

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

Results of Operations

Year Ended December 31, 2024 compared to December 31, 2023

The following table summarizes the results of our operations during the fiscal years ended December 31, 2024, and 2023, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 12-month period to the prior 12-month period:

				Percentage
			Increase	Increase
Line Item	12/31/24	12/31/23	(Decrease)	(Decrease)
Revenues	$-	$-	$-	-
Operating expenses	2,131,101	2,126,383	4,718	0.2%
Net loss	(2,282,812)	(2,511,013)	(228,201)	(9%)
Net loss per share	(0.08)	(0.09)	(0.01)	(11%)

We recorded a net loss of $2,282,812 for the year ended December 31, 2024, compared to a net loss of $2,511,013 for the fiscal year ended December 31, 2023.

Net loss for the year ended December 31, 2024, decreased by $228,201 compared to 2023. This represents an increase in operating costs of $4,718 and a decreased in other (non-operating) expenses of $232,919.

The major increase was the write-off of the investment(receivables) amounting to $437,597, on the other hand, some expenses were reduced, the following events further reduced the salary burden by $313,155: the resignation of one full time senior employee, the Corporate Secretary, and his transfer to working as a part time consultant and the refocus of the development operations away from a US based laboratory to using Indian subcontractors. In addition, a reduction in intellectual property expenses of $121,169 further reduced expenses. The termination of the rental of the US based laboratory, along with a general reduction of other operating expenses including reduced travel, other overheads and incidentals. Finally, the increase in shares received from Clontarf a publicly traded shares held by the Company.

Due to the difficult financial situation of the Company, during fiscal year 2024, the Company made continual efforts to reduce all its operating expenses, closing offices, subcontracting engineering work, having employees work from home and reducing general operating expenses were considered possible. The Company expects to continue to keep expenses as low as possible until such time as funds become available to complete its development work.

Liquidity and Capital Resources

As of December 31, 2024, we had total current assets of $220,911, a working capital deficit of $(4,334,788) and an accumulated stockholders’ deficit of $(8,794,922). Cash used in operating activities for the fiscal year ending December 31, 2024, was $921,334, compared to $544,890 in cash used in operations during the year ended December 31, 2023. Our revenues were $0 in both fiscal years 2024 and 2023. These factors raised substantial doubts about the Company’s ability to continue as a going concern, and the Company remains chronically short of cash for operations.

Cash received in fiscal year 2024 was insufficient to enable operations to be conducted in the normal way. Salary payments, already curtailed since April 2021, were reduced to subsistence levels, and suspended for some employees altogether. Funds were made available for the completion of one full operational line of the pilot plant and to maintain the Company monthly budget. As a result of the failure to secure sufficient funding for the Company’s business plan, the Company made little progress during the fiscal year 2024.

The most serious obstacle to the raising of finance is the current level of indebtedness of the Company, which had reached by fiscal year end 2024 $6,140,703 however, this amount includes the deferred income amount of $500,000 that is not repayable, being the fee for the contribution of intellectual property rights to use in the Bolivian Market. Of the total amount of $5,640,703 that is repayable by the Company, approximately 43% of this debt is owed to shareholders and founders that organized the change of the business of the Company in fiscal year 2021. At year-end 2024, the debt to shareholders stood at $2,430,004, an increase of $1,485,004 from year end 2023. This debt has represented a major obstacle to securing new funding since effectively founders would be securing a means of repayment from new funding. In addition, approximately 57% of the total indebtedness is to employees and consultants for unpaid salaries and expenses standing at year-end of $2,803,616; with employees and consultants for $2,211,716, third party professionals and accounting for $591,900. The remaining debt accumulated during fiscal year 2024 is $407,082 (Accrued Interest $241,947 and Accounts payable $165,135).

During fiscal year 2024, it was clear that potential investors were deeply concerned by the levels of debt to founding shareholders, but also to employees, consultants, and third-party professionals. The potential need to repay such past debts would mean a major portion of all new investment would go to paying shareholders prior even to the technology being tested using a commercial pilot plant.

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

As of fiscal year end, the Company recognized interest expense on its Series “F” Notes of $87,878.

As of June 30, 2025, no funds had been transferred to pay for the said subscriptions. As a result, on notice to the subscribers duly given, the issuance of these 20,000 shares of Class ‘F’ shares of Preferred Stock was revoked for non-payment, and the entire Class “F” Preferred Stock series was cancelled

Loans contracted in Fiscal 2024

During fiscal year 2024, the Company contracted a total of two loans to non-related third-party shareholders as follows:

On January 31, 2024, two loans were concluded with two third party shareholders to loan the Company an aggregate of $20,000. Both these loans are repayable on or before January 31, 2025, and pay interest at 10%. These loans were extended on January 30, 2025, on the same terms and are repayable on December 31, 2026.

Loans extended in Fiscal Year 2024

In addition to the issuance of new loans, the Company extended the validity of the following loans that were falling due during fiscal year 2024:

Two separate loans to provide financial assistance granted by two third party shareholders both falling due on September 14, 2024, with principal amount of $125,000 each for an aggregate value of $250,000 both paying interest at maturity at a rate of 10% per annum were extended until December 31, 2026.

The following loans with an aggregate principal value of $575,000 were all extended on December 31, 2026.:

A loan to provide financial assistance granted by a third-party shareholder falling due on November 9, 2024, with a principal amount of $250,000 and paying interest at maturity at a rate of 10% per annum was extended until May 8, 2026.

A loan to provide financial assistance granted by a third-party shareholder falling due on December 2, 2024, with a principal amount of $200,000 and paying interest at maturity at a rate of 10% per annum was extended until June 2, 2026.

A loan to provide financial assistance granted by a third-party shareholder falling due on December 2, 2024, with a principal amount of $50,000 and paying interest at maturity at a rate of 10% per annum was extended until June 2, 2026.

A loan to provide financial assistance granted by a third-party shareholder falling due on February 2, 2025, with a principal amount of $25,000 and paying interest at maturity at a rate of 10% per annum was extended until February 2, 2026.

A loan to provide financial assistance granted by a third-party shareholder falling due on February 1, 2025, with a principal amount of $50,000 and paying interest at maturity at a rate of 10% per annum was extended until February 21, 2026.

Debt Repayment Obligations for Fiscal Year 2025

As of December 31, 2024, following the receipt of the additional financing of $1,605,004 received during fiscal 2024, the Company had a total aggregate value of $2,430,004 in the principal of its outstanding Convertible and Non-convertible Debt. Also, $174,004 of this amount relates to the settlement of a 2023 note payable that occurred during 2024, whereby the outstanding principal, accrued interest, and accrued expenses were consolidated into a new convertible note. No cash proceeds were received by the Company as part of this transaction. Interest on all debts, both convertible and non-convertible, was 10% annual, due at maturity.

All convertible debt from the Series “F” Notes is due beyond fiscal year 2025. Company debt payable were all extended in beyond Year 2025:

Management Budget for fiscal year 2025

It is anticipated that the monthly operating budget, excluding payables, going into fiscal year 2025 will amount to approximately $130,000 per month for the first quarter, rising to $210,000 during the second and third quarters. During the fourth quarter of 2025, if the operation of the controlled pilot plant is successful, the Company will require a significant increase in its quarterly budget to enable it to capitalize on its technological success, the minimum operational amount required while completing work in the pilot is $350,000 during the fourth quarter of fiscal year 2025.

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

Management estimates that the minimum fund necessary to finance operations through fiscal year end 2025 is $1.1 million. This budget is expected to support the Company until the end of fiscal year 2025, covering both the completion of its controlled pilot testing system and its first commercial launch.

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

Management considers it essential that during fiscal year 2025, accommodation is found with its shareholder debtors to convert or repay their debt in order that the other significant debts to employees, consultants and professionals can be deferred. In addition, management considers such resolution will be necessary to enable the Company to attract investment that will fund operations. The Company believes that an effective equity offering may be priced at levels below the current share trading price given that any release of large blocks of shares onto the market results in a severe depression of the share price. A realistic offering price will consider the need to raise significant amounts that will be impossible without taking this into account. This may have a significant impact on the Company’s share price. There is no guarantee that any equity or debt funding offered during fiscal year 2025 will be successful in securing sufficient funding for the Company’s proposed budget, or that such funds, if secured, will be sufficient.

At the time of the release of this 10-K/A in August of 2026 the Company is relying on our two main investors through a series of loans to keep operations going. The Company currently has an operating budget of approximately $50,000 monthly and will increase in 2027. At this time the Company’s budget for the next 12 months is $900,000. The Company today believes that an effective equity offering may be priced at levels below the current share trading price given that any release of large blocks of shares onto the market results in a severe depression of the share price. A realistic offering price will consider the need to raise significant amounts that will be impossible without taking this into account. This may have a significant impact on the Company’s share price. There is no guarantee that any equity or debt funding offered during the remainder of fiscal year 2026 through fiscal year 2027 will be successful in securing sufficient funding for the Company’s proposed budget, or that such funds, if secured, will be sufficient

Fair Value loss on Financial assets

We recorded a fair value gain on shares in a United Kingdom public company amounting to $12,154 for the year ended December 31, 2024. This was due to the fall in the price of the securities. The disclosed $26,395 fair value loss only reflects the decline in value of the original share tranche and does not consider the $38,549 gain recognized from the second tranche of Clontarf shares recorded during the year. After considering both tranches, the Company recognized a net unrealized gain of $12,154 for the year ended December 31, 2024.

3 Months period	Date	Number of Shares	Market Price	Exchange Rate	Amount in USD
Period End, FMV	September 30, 2024	96,250,000	GBP 0.00053	1.3375	68,229
Year End, FMV	December 31, 2024	96,250,000	GBP 0.00032	1.2516	38,549
New Shares	May 5, 2024	96,250,000	GBP 0.00032	1.2516	38,549
Total Shares-Year End	December 31, 2024	192,500,000	GBP 0.00032	1.2516	77,098
Unrealized Gain					$8,870

12 Months period	Date	Number of Shares	Market Price	Exchange Rate	Amount in USD
Period End, FMV	December 31, 2023	96,250,000	GBP 0.00053	1.2731	64,944
Year End, FMV	December 31, 2024	96,250,000	GBP 0.00032	1.2516	38,549
New Shares	May 5, 2024	96,250,000	GBP 0.00032	1.2516	38,549
Total Shares-Year End	December 31, 2024	192,500,000	GBP 0.00032	1.2516	77,098
Unrealized Gain					$12,154

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

The nature of our business generally does call for the preparation or use of estimates. Since the Company does not have any operating business, we do not believe that we do not have any such critical accounting policies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below are the audited financial statements for the Company for the fiscal year ended December 31, 2024, audited by Fruci & Associates II PLLC, Certified Public Accountants based in Spokane, Washington (“Fruci & Associates’”) and the reports thereon of by Fruci & Associates II PLLC, Certified Public Accountants.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NEXT-ChemX Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of NEXT-ChemX Corporation (“the Company”) as of December 31, 2024 and 2023, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses since its inception, resulting in an accumulated deficit, and expects to incur further losses as it continues to develop its business. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Emphasis of Matter – Restatement of Previously Issued Financial Statements

As discussed in Note 5 to the financial statements, the Company has restated its previously issued financial statements for the year ended December 31, 2024, to correct the accounting for certain transactions that were not appropriately reflected in its previously unaudited financial statements. Our opinion on the financial statements as of December 31, 2024, is not modified with respect to this matter.

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

Spokane, Washington

September 1, 2026

NEXT-ChemX Corporation

BALANCE SHEETS

	December 31,	December 31,
	2024 (RESTATED)	2023 (RESTATED)
ASSETS
Current Assets:
Cash	$62,547	$2,458
Prepaid expense and other current assets	81,266	72,925
Investments	77,098	64,944
Total Current Assets	220,911	140,327
Non-Current Assets:
Property and equipment, net	7,285	12,621
Intangible asset, net	2,542,185	2,691,967
Total Assets	$2,770,381	$2,844,915

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$3,103,254	$2,443,207
Other payable	500,000	511,980
Due to Related Party	107,445	32,238
Total Current Liabilities	3,710,699	2,987,425
Non-Current Liabilities:
Notes Payable	2,430,004	$945,000
Total Non-Current Liabilities	2,430,004	945,000

Total Liabilities	$6,140,703	3,932,425

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized;
20,000 Series A Preferred stock to be issued as of December 31, 2024	20	-
20,000 Series F Preferred stock to be issued as of December 31, 2024	20	-
Preferred stocks subscription receivables	(40)	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 28,546,834 shares issued and outstanding as of December 31, 2024 and 2023.	28,547	28,547
Additional paid-in capital	5,396,053	5,396,053
Accumulated deficit	(8,794,922)	(6,512,110)
Total Stockholders’ Equity (Deficit)	(3,370,322)	(1,087,510)
Total Liabilities and Stockholders’ Equity (Deficit)	$2,770,381	$2,844,915

The accompanying notes are an integral part of these financial statements.

NEXT-ChemX Corporation

STATEMENTS OF OPERATIONS

	For The Year Ended December 31,
	2024 (RESTATED)	2023 (RESTATED)

Revenues	$-	$-

Operating expenses
Salaries and Employee Benefits	760,954	1,078,341
Professional fees and contractors	717,676	684,127
Depreciation and Amortization	155,118	155,118
Other operating Expenses	497,353	208,797
Total operating expenses	2,131,101	2,126,383

Income (loss) from operations	(2,131,101)	(2,126,383)

Other income (expense)
Interest expense	(186,700)	(87,682)
Other income (expense)	34,989	(296,948)
Net other expense	(151,711)	(384,630)

Loss before provision for income taxes	(2,282,812)	(2,511,013)

Net income (loss)	$(2,282,812)	$(2,511,013)

Net income (loss) per common share: Basic and diluted	$(0.08)	$(0.09)

Weighted average number of common shares outstanding: Basic and diluted	28,546,834	28,466,560

The accompanying notes are an integral part of these financial statements.

NEXT-ChemX Corporation

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(YEARS ENDED 2024 AND 2023 ARE RESTATED)

			Preferred Stocks Subscription						Additional
	Preferred Stocks		Receivable		Common Stock				Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares		Amount		Capital	Deficit	Deficit
Balance January 1, 2023					28,346,834		$28,347		$4,396,253	$(3,692,732)	$731,868
Stock issuance to 3rd party for cash						100,000		100	499,900		500,000
Stock issuance to 3rd party for services						100,000		100	499,900		500,000
Prior Year Adjustment on Intangible Asset										(308,365)	(308,365)
Net loss										(2,511,013)	(2,511,013)
Balance December 31, 2023	0	$0				28,546,834		$28,547	$5,396,053	$(6,512,110)	$(1,087,510)

Issuance of Series F Preferred Stocks	20,000	$20		(20)							-
Issuance of Series A Preferred Stocks	20,000	$20		(20)							-
Net loss										(2,282,812)	(2,282,812)
Balance December 31, 2024	40,000	$40		(40)		28,546,834		$28,547	$5,396,053	$(8,794,922)	$(3,370,322)

NEXT-ChemX Corporation

STATEMENTS OF CASH FLOWS

	For the year ended
	December 31,
	2024 (RESTATED)	2023 (RESTATED)
OPERATING ACTIVITIES
Net income(loss)	$(2,282,812)	$(2,511,013)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	155,118	155,118
Other income received in 3rd party stock	(38,549)	(203,050)
Unrealized loss on trading securities	(12,154)	36,581
Consultant commission paid in third party stock	38,549	101,525
Other Expense paid in stocks	-	500,000
Changes in Operating Assets and Liabilities:
Accounts payable and accrued liabilities	714,051	1,394,467
Prepaid expenses	(8,341)	(50,756)
Write-off of Other Receivables	437,597
Related Party advances	75,207	32,238
Net cash provided by (used in) operating activities	(921,334)	(544,890)

INVESTING ACTIVITIES
Purchase of Property and Equipment	$-	-
Other Receivables	(437,597)	-
Net cash provided by investing activities	(437,597)	-

FINANCING ACTIVITIES
Proceeds from the Stock Issuance of Common Stocks	-	500,000
Proceeds from loan payables	20,000	465,000
Proceeds from note payables	1,411,000	-
Repayment of loan payable	-	(20,000)
Repayment of note payable	-	(426,007)
Repayment of equity escrow account	(11,980)	-
Net cash (used in) financing activities	1,419,020	518,993

Net increase (decrease) in cash	60,089	(25,897)
Cash, beginning of year	2,458	28,355

Cash, end of year	$62,547	$2,458

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-	$-
Interest	$-	$37,212
Supplemental non-cash investing and financing activities
Conversion of loan to convertible note	$174,004	$-

The accompanying notes are an integral part of these financial statements.

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

Other potential applications include:

●	Extracting Fatty Acids from Vegetable Oils for More Economical Refining.
●	Extracting of Metal Ions from Mine Leach Solutions, Effluent, or Tailings.
●	Desalination of Contaminated, or Seawater Water, by Extracting Ions for Water Purification
●	Extracting Radioactive Ions from Nuclear Plant Stored Water.

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

During fiscal year 2022 Kenneth Mollicone transferred his entire shareholding of 1,761,495 shares of Common Stock to his wife.

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

As of December 31, 2024, one shareholder with the same name as the Company, NEXT-ChemX Corporation, but organized in a different jurisdiction holds approximately 84.12% of the issued and outstanding shares of Common Stock of the Company, and as such it is able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of our Company. In addition, Ms AnnMollicone owns 1,873,570 shares of Common Stock of the Company representing 6.563% of the issued and outstanding shares of Common Stock in the Company.

On July 23, 2021, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Nevada effecting a name change of the Company from “AllyMe Group, Inc.” to NEXT-ChemX Corporation. These changes became effective on July 28, 2021, following compliance with the notification requirements of the Financial Industry Regulatory Authority.

NOTE 2 – GOING CONCERN

The Company has incurred losses since its inception on August 13, 2014, resulting in an accumulated deficit of $8,794,922 as of December 31, 2024, and further losses are anticipated in the development of its business. On December 31, 2024, the Company had a working capital deficit of $4,334,788. As of December 31, 2023, the Company had an accumulated deficit of $6,512,110 and a working capital deficit of $3,792,098 Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors, including the success and timing of the Company’s development efforts and its efforts to raise capital in a timely fashion as required to pursue such development in an optimal manner. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future. Moreover, the reliance of the Company on short term (one year) debt to fund the Company’s business necessitates the constant need to extend such debt. While the lenders are shareholders and have historically agreed always to extend the debt, there can be no assurance that the shareholders will continue to extend such support. As the pilot development approaches its completion, the need for funding of operating costs will increase, putting a further strain on the business. The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash

Cash includes cash on hand and on deposit at banking institutions as well as all liquid short-term investments with original maturities of 90 days or less. The Company’s bank account in the United States amounted to $62,547 on December 31, 2024, and $2,458 on December 31, 2023, and our bank account is protected by FDIC insurance up to $250,000.

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

The Company has assessed the impact of the guidance by performing the following five steps analysis:

Step 1: Identify the contract

Step 2: Identify the performance obligations

Step 3: Determine the transaction price

Step 4: Allocate the transaction price

Step 5: Recognize revenue

A significant Company’s revenue will be derived from the commercial exploitation of its iTDE Technology and its CPiTDE Systems. In principle this technology will allow the company to commercialize a system that is incorporated into a specific product: being a component in an extraction plant. Because each unit needs regular maintenance and servicing after reaching a certain throughput, using a tolling agreement is considered the most effective approach to commercialization. The Company considers any agreement resulting in the testing or deployment of the system (including the granting of exclusivity rights, conditional deployment, “try and see”, and other signed arrangements to be a contract with a customer. Contracts with customers are short-term or preliminary when the time between signed agreements and satisfaction with the performance obligations (including where initial obligations in the short term may lead to replacement agreements of a defined longer duration) is equal to or less than one year. Typically, the Company expects introductory testing, and other “try and see” arrangements will be short term, however most operational agreements will be long term. The Company recognizes revenue when extraction services are provided, or market rights are granted to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services or grants of rights. The Company typically satisfies its performance obligations in contracts with customers upon delivery of extracted materials, however, in cases where systems are delivered against payment and property is transferred, revenue will be recognized accordingly. Customers must pay upon receiving the invoice. The execution of contracts will require the assessment of specific extraction requirements, the design of a system, construction of the units required to implement the system, delivery, and installation, start up and verification, as well as ongoing operation expense, before revenues may be derived from extraction under a tolling arrangement. Commercial contracts therefore have significant financing components and several variable components and considerations. Potentially there may be returns of units and maintenance and refurbishment is priced into the tolling arrangement. It is anticipated that the tolling arrangements from which the Company will derive revenues shall contain extraction performance minimums that need to be met as well as extraction rates required. These are typically defined by the type of liquid from which extraction services are required and will necessarily dictate the extent and cost of the system to be deployed. These factors should be calculated and defined prior to completing initial tolling agreements. However, since the Company has yet to complete construction and testing of its initial controlled pilot plant system and the technology is ground-new, there exists no historical experience or precedent, nor any comparable system from which estimates of these critical factors can be derived. All costs and the economics of agreements will require to be evaluated and fixed during negotiations with potential customers with the Company’s best judgment of all such factors and calculations at the time the estimate is made.

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

For the fiscal years ended December 31, 2024, and December 31, 2023, there were no potentially dilutive debt or equity instruments issued or outstanding, excepting the Series “F” Notes issued during fiscal year 2024 in the principal amount of $1,585,004 together with interest calculated as of December 31, 2024 of $87,878 and conversion of both principal and interest at $1.25, however, any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in the relevant period. On the date of this filing the total shares that would be issued from the Convertible Notes at their conversion rate of $1.25 are approximately 1,388,000 shares.

On On May 29, 2024, the Company issued a Subscription Agreement for new classification of securities that involved the newly authorized issuance of 20,000 shares of preferred stock in a class identified as Class “A” Preferred Stock. This newly issued stock includes 10,000 fully assessable Class “A” Preferred Stock, issued in the name of John Michael Johnson, president, secretary, and a director of the Company, and an additional 10,000 assessable Class “A” Preferred Stock issued to the Board of Directors (the “Board”) of the Company to utilize as the Board sees fit in the best interest of the Company. On the date of this filing the Subscription Agreement was not executed and the Series A Preferred was cancelled.

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

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC 740 “Income Taxes”. Under ASC 740 deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all the deferred tax assets will not be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

ASC 740 also provides criteria for the recognition, measurement, presentation, and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. As of fiscal year ends December 31, 2024, and December 31, 2023, there were no uncertain tax positions.

Fair Value of Financial Instruments

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Additionally, the Company adopted guidance for fair value measurement related to non-financial items that are recognized and disclosed at fair value in the financial statements on a non-recurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

Level 1:	inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company can access at the measurement date.

Level 2:	inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3:	inputs are unobservable inputs for the asset or liability. The carrying amounts of financial assets such as cash, prepaid expenses and other receivable approximate their fair values because of the short maturity of these instruments.

As of December 31, 2024, the Company holds certain shares in the AIM publicly traded company Clontarf Energy plc. The table below sets forth the fair market value of the shareholding based on the closing price for the shares on the AIM market As of December 31, 2024, the market price for Clontarf shares was GBP0.00032, putting the Fair Value of the Investment at $77,098. The Company recognized a loss of $62,976 on the shareholding when measured against the market price on the AIM market on the date of the acquisition of the shareholding.

The following table presents balances of securities with observable inputs (Level 1) as of December 31, 2024:

	Date	Number of Shares	Market Price	Exchange Rate	Amount in USD
Acquisition Date	31-May-23	96,250,000	GBP 0.00085	1.24095	101,525
Year End, FMV	31-Dec-24	96,250,000	GBP 0.00032	1.2516	38,549
Unrealized Gain/Loss					(62,976)
New shares	May 5, 2024	96,250,000	GBP 0.00032	1.2516	38,549
Total Shares, Year End	31-Dec-24	192,500,000	GBP 0.00032	1.2516	77,098

Depreciation Policy of long-lived intangible assets

The long-lived intangible assets of the Company are all intellectual property assets. Where there are underlying patents protecting these assets, it is the policy to amortize the said assets in line with the patent protection afforded by the technology.

PP&E depreciation policy of fixed tangible assets

The depreciation policy of the Company’s long-term fixed tangible assets is decided dependent on the useful life a particular asset is expected to have. The Company currently operates with very few assets, having no real estate and with very little operational equipment. The current depreciated value of all fixed tangible assets owned by the Company is $7,285. None of these assets are material to the business.

Recent accounting pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability to the Company. Where it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company’s financials properly reflect the change. The Company adopted ASU 2023-07, Improvements to Reportable Segment Disclosures.

Use of Estimates

The preparation of financial statements in conformity with US. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management regularly evaluates estimates and assumptions related to the valuation of assets and liabilities. Management bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Significant estimates include:

■	Liability for legal contingencies.
■	Useful lives of building.
■	Assumptions used in valuing equity instruments.
■	Deferred income taxes and related valuation allowance.
■	Going concern.
■	Assessment of long-lived asset for impairment.
■	Significant influence or control over the Company’s equity-method investee.
■	Revenue recognition.

Segment Reporting

The Company operates as one reportable segment under ASC 280, Segment Reporting. The Chief Operating Decision Maker (“CODM”) regularly reviews the financial information of the Company at a consolidated level in deciding how to allocate resources and in assessing performances. The Company’s executive evaluates the Company’s net income and loss combined with cash flow for financing activities to determine the direction of the Company’s business plan execution.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2025, and 2024.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid, and other current assets, accounts payable and accrued liabilities, contracts liability, deposits, promissory notes, net of debt discounts and promissory notes related party, deferred revenue, and other loans, approximate fair value due to their relatively short maturities. Equity-method investment is recorded at cost, which approximates its fair value since the consideration transferred includes cash and a non-monetary transaction, in the form of the Company’s common stock, which was valued based on a combination of a market and asset approach.

The fair value of the Company’s recorded derivative liability is determined based on unobservable inputs that are not corroborated by market data, which require a Level 3 classification. A Black-Scholes option valuation model was used to determine the fair value. The Company records derivative liability on the consolidated balance sheets at fair value with changes in fair value recorded in the consolidated statements of operation.

NOTE 4 – PREPAID EXPENSE AND OTHER CURRENT ASSETS

Prepaid expense and other current assets amounted to $81,266 and $72,925 as of December 31, 2024, and December 31, 2023, respectively. Prepaid expenses in fiscal year 2023 consisted primarily of service fees related to the Company’s ongoing intellectual property expenses, necessary to ensure timely filings of patents, payment of fees and other intellectual property related expense and held in trust by the Intellectual Property advisors and IP attorneys, together with advances held in trust by a lawyer working on corporate funding. This remained broadly unchanged, carried forward to fiscal 2024. The Company also recorded a total of $8,300 advanced to one employee, neither an officer nor a director of the Company.

NOTE 5 – RESTATEMENT OF THE COMPANY’S PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During fiscal 2023, the Company reassessed its principal asset, its iTDE Technology, concluding that such technology was a finite intangible asset and applying retroactive amortization to the value of the asset. The annual reports of the Company for 2023 and 2024 both reflect the changes to the financial statements resulting from this re-evaluation. There were no changes to the intangible asset on the 10K previously filed on April 30, 2025.

The following table illustrates the result of the reclassification showing amortization applied since December 31, 2022:

Intangible Asset	iTDE Technology
Cost
At December 31, 2022	3,500,127
Additions	-
Transfers	-
At December 31, 2023	3,500,127
Additions	-
Disposals	-
At December 31, 2024	3,500,127

Accumulated Amortization
At December 31, 2022	658,378
Charge for the year	149,782
At December 31, 2023	808,160
Charge for the year	149,782
At December 31, 2024	957,942

Carrying amount
At December 31, 2023	2,691,967
At December 31, 2024	2,542,185

Balance Sheets
December 31, 2024

The following table presents the effect of the restatement adjustments on the balance sheet as of December 31, 2024:

	As Previously Reported	Adjustment Reference	Adjustment Amount	As Restated
ASSETS
Current Assets:
Cash	$62,547	—	—	$62,547
Investments	38,549	A	38,549	77,098
Prepaid expense and other current assets	604,368	B	(523,102)	81,266
Total Current Assets	705,464	A+B	(484,553)	220,911

Non-current Assets:
Property and equipment, net	7,285	—	—	7,285
Intangible asset, net	2,542,185	—	—	2,542,185
Total Non-current Assets	2,549,470	—	—	2,549,470

Total Assets	$3,254,934	A+B	$(484,553)	$2,770,381

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$3,119,281	—	(16,027)	$3,103,254
Other current liabilities	500,000	—	—	500,000
Convertible notes payable – related party	—	—	—	—
Loan payable	845,000	C	(845,000)	—
Due to related party	107,445	—	—	107,445
Total Current Liabilities	4,571,726	—	(861,027)	3,710,699

Non-current Liabilities:
Convertible notes payable	1,585,004	C	845,000	2,430,004
Total Non-current Liabilities	1,585,004	—	845,000	2,430,004

Total Liabilities	6,156,730	D	(16,027)	6,140,703

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 40,000 shares to be issued	40	—	—	40
Preferred stocks subscription receivables	—	E	(40)	(40)
Common stock, $0.001 par value, 100,000,000 shares authorized; 28,546,834 issued and outstanding	28,547	—	—	28,547
Additional paid-in capital	5,396,053	—	—	5,396,053
Accumulated deficit	(8,326,436)	—	(468,486)	(8,794,922)
Total Stockholders’ Equity (Deficit)	(2,901,796)	—	(468,526)	(3,370,322)
Total Liabilities and Stockholders’ Equity (Deficit)	$3,254,934	—	$(484,553)	$2,770,381

Effect of Restatement on Consolidated Statements of Operations and Comprehensive Income

The following table presents the effect of the restatement adjustments on the consolidated statement of operations for the year ended December 31, 2024:

	As Previously Reported	Adjustment Reference	Adjustment Amount	As Restated
Revenues	-	-	-	-
Operating expenses
Salaries and Employee Benefits	760,954	-	-	760,954
Professional fees and contractors	732,676	D	(15,000)	717,676
Depreciation and Amortization	155,118	-	-	155,118
Other operating Expenses	86,151	F	411,202	497,353
Total operating expenses	1,734,899	-	396,202	2,131,101
Income (loss) from operations	(1,734,899)	-	(396,202)	(2,131,101)
Other expense
Interest expense	(186,700)	-	-	(186,700)
Other income	107,273	G	(72,284)	34,989
Net other expense	(79,427)	-	(72,284)	(151,711)
Loss before provision for income taxes	(1,814,326)	-	(468,486)	(2,282,812)
Net income (loss)	(1,814,326)	-	(468,486)	(2,282,812)
Net income (loss) per common share: Basic and diluted	(0.06)		(0.02)	(0.08)
Weighted average number of common shares outstanding: Basic and diluted	28,546,834		0	28,546,834

Effect of Restatement on Stockholders’ Equity

The following table summarizes the effect of the restatement on each component of stockholders’ equity as of December 31, 2024:

	As Previously Reported	Adjustment Reference	Adjustment Amount	As Restated
Common Stocks	28,547	-	-	28,547
Preferred Stocks	40	-	-	40
Preferred stocks subscription receivables	-	-	(40)	(40)
Additional paid-in capital	5,396,053	-	-	5,396,053
Accumulated other comprehensive income (loss)	(1,814,326)	-	(468,486)	(2,282,812)
Accumulated deficit	(8,326,436)	-	(468,486)	(8,794,922)
Total Stockholders’ Equity (Deficit)	(2,901,796)	-	(468,526)	(3,370,322)

Nature of Restatement Adjustments

Adjustment A – Corrects the Issuance of Additional Shares

We have corrected the second issuance of 96,250,000 common shares of Clontarf Energy per our contract. The Company did not account for the shares as they were not received but should have been recorded with a value of $38,549.

Adjustment B - Write-off of Uncollectable Receivable

The Company issued a series of loans that are deemed uncollectable with principal total of $437,597 and $85,505 interest.

Adjustment C - Extension of Due Date of loans

The extension of due date of loans resulting of reclassifying into Non-Current Liability

Adjustment D - Reversal of Over Accrual of Accounting Fee

The Company reversed an over accrual of accounting fee of $15,000 from an agreement that was previously cancelled and over payroll accrual of $1,027

Adjustment E - Recording of Subscription Receivables

The Company cancelled subscription agreements of preferred shares as the subscription agreements were not executed and payment was not received.

Adjustment F – Reclassification of Operating Expense

Write-Off $437,597 subtracting $26,395 on Unrealized Loss on Investment, previously presented in operating expenses, after adjustment it was presented in other income.

Adjustment G – Change to Other Income

Reversal of Interest income $85,505, recording of additional shares $38,549 and reclassification of $26,395 on Unrealized Loss on Investment, adjustment on preferred shares $40 and payroll $1,027

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At December 31, 2024, accounts payable and accrued liabilities were $3,103,254, and amounts due to related parties were $107,445. At December 31, 2023, the corresponding balances were $2,443,207 and $32,238, respectively.

The total for 2024 comprises as follows:

Amounts deferred by agreement with senior employees: $1,498,893

Amounts deferred by agreement with senior consultants $652,278

Amounts deferred by agreement with certain professionals $545,000

Other accounts payable $165,136

Other accrued liabilities $241,947.

Accounts payable and accrued liabilities mainly are accrued professional fees and accrued payroll. The increase in the accrued liabilities results partially from payroll payable and payable to contractors.

NOTE 7 – DEFERRED INCOME

During the first Quarter of fiscal year 2023, the Company signed a Partnership Agreement that called for the payment by the Company’s contractual partner of an amount of $500,000 as a condition precedent to the entry into force of the said agreement. This payment was to secure for the benefit of the partnership, the rights to use iTDE Technology for the extraction of lithium in Bolivia. The income was recorded in the financial statements as deferred revenue, however, there is no expectation that the amount received will be repaid since it is expended for the use of the Company’s intellectual property. As of December 31, 2024, the $500,000 remains deferred income.

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

Seq#	Loan Holder	Principal Amount	Issue Date	Maturity Date	Current	Non Current
1	Arastou Mahjoory	$65,000	02/20/2024	12/31/2026	-	$65,000
2	Ann Mollicone	25,000	02/21/2024	12/31/2026	-	25,000
3	Ann Mollicone	25,000	02/23/2024	12/31/2026	-	25,000
4	Ann Mollicone	50,000	03/20/2024	12/31/2026	-	50,000
5	Ann Mollicone	200,000	03/28/2024	12/31/2026	-	200,000
6	Arastou Mahjoory	250,000	04/03/2024	12/31/2026	-	250,000
7	Ann Mollicone	100,000	04/18/2024	12/31/2026	-	100,000
8	Arastou Mahjoory	174,004	05/15/2024	12/31/2026	-	174,004
9	Arastou Mahjoory	75,000	05/16/2024	12/31/2026	-	75,000
10	Ann Mollicone	25,000	05/17/2024	12/31/2026	-	25,000
11	Ann Mollicone	25,000	05/22/2024	12/31/2026	-	25,000
12	Arastou Mahjoory	70,000	07/16/2024	07/16/2026	-	70,000
13	Arastou Mahjoory	20,000	08/09/2024	08/08/2026	-	20,000
14	Arastou Mahjoory	6,000	08/23/2024	08/22/2026	-	6,000
15	Arastou Mahjoory	5,000	08/16/2024	08/15/2026	-	5,000
16	Ann Mollicone	30,000	08/30/2024	8/29/2026	-	30,000
17	Arastou Mahjoory	55,000	09/24/2024	09/23/2026	-	55,000
18	Arastou Mahjoory	20,000	09/30/2024	09/29/2026	-	20,000
19	Arastou Mahjoory	165,000	10/16/2024	10/15/2026	-	165,000
20	Arastou Mahjoory	200,000	11/18/2024	11/17/2026	-	200,000
	Total	$1,585,004			$-	$1,585,004

On February 20, 2024, a Series “F” Note with a face value of $65,000 issued to a non-related third-party shareholder that will mature February 19, 2026.

On February 20, 2026, Note extended until December 31, 2026.

On February 21, 2024, a Series “F” Note with a face value of $25,000 issued to a non-related third-party shareholder that will mature February 20, 2026.

On February 20, 2026, Note extended until December 31, 2026.

On February 23, 2024, a Series “F” Note with a face value of $25,000 issued to a non-related third-party shareholder that will mature February 22, 2026.

On February 23, 2026, Note extended until December 31, 2026.

On March 20, 2024, a Series “F” Note with a face value of $50,000 issued to a non-related third-party shareholder that will mature March 19, 2026.

On March 20, 2026, Note extended until December 31, 2026.

On March 28, 2024, a Series “F” Note with a face value of $200,000 issued to a non-related third-party shareholder that will mature March 27, 2026.

On March 27, 2026, Note extended until December 31, 2026.

On April 3, 2024, a Series “F” Note with a face value of $250,000 issued to a non-related third-party shareholder that will mature April 2, 2026.

On April 3, 2026, Note extended until December 31, 2026.

On May 15, 2024, a Series “F” Note with a face value of $174,004 issued to a non-related third-party shareholder that will mature May 14, 2026.

On May 14, 2026, Note extended until December 31, 2026.

On May 16, 2024, a Series “F” Note with a face value of $75,000 issued to a non-related third-party shareholder that will mature May 15, 2026.

On May 16, 2026, Note extended until December 31, 2026.

On May 17, 2024, a Series “F” Note with a face value of $25,000 issued to a non-related third-party shareholder that will mature May 17, 2026.

On May 17, 2026, Note extended until December 31, 2026.

On April 18, 2024, a Series “F” Note with a face value of $100,000 issued to a non-related third-party shareholder that will mature April 18, 2026.

On June 2, 2026, Note extended until December 31, 2026.

On May 22, 2024, a Series “F” Note with a face value of $25,000 issued to a non-related third-party shareholder that will mature May 21, 2026.

On May 22, 2026, Note extended until December 31, 2026.

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

On August 30, 2024, a Series “F” Note with a face value of $30,000 issued to a non-related third-party shareholder that will mature August 29, 2026

On September 24, 2024, a Series “F” Note with a face value of $55,000 issued to a non-related third-party shareholder that will mature September 23, 2026

On September 30, 2024, a Series “F” Note with a face value of $20,000 issued to a non-related third-party shareholder that will mature September 30, 2026

On October 16, 2024, a Series “F” Note with a face value of $165,000 issued to a non-related third-party shareholder that will mature October 15, 2026

On November 18, 2024, a Series “F” Note with a face value of $200,000 issued to a non-related third-party shareholder that will mature November 17, 2026

At fiscal year end 2024, the Company recognized interest expense on its Series “F” Notes of $87,878.

Series “F” NOTES issued in 2025;

On January 3, 2025, a Series “F” Note with a face value of $145,000 issued to a non-related third-party shareholder will mature January 3, 2027.

On April 7, 2025, a Series “F” Note with a face value of $75,000 issued to a non-related third-party shareholder will mature April 7, 2027.

On April 17, 2025, a Series “F” Note with a face value of $100,000 issued to a non-related third-party shareholder will mature April 17, 2027.

On May 20, 2025, a Series “F” Note with a face value of $75,000 issued to a non-related third-party shareholder will mature May 20, 2027.

On May 30, 2025, a Series “F” Note with a face value of $100,000 issued to a non-related third-party shareholder will mature May 30, 2027.

NOTE 9 – NON-CONVERTIBLE NOTES AND LOAN AGREEMENTS

On January 31, 2024, two loans were issued with two third party shareholders to loan the Company an aggregate of $20,000. As of year end 2024, both these loans were repayable on or before January 30, 2025, and with interest at 10% per annum.

On January 30, 2026 both loans were extended until December 31, 2026.

In addition to the issuance of new loans, the Company extended the validity of the following loans that were falling due during fiscal year 2024:

Two separate loans to provide financial assistance granted by two third party shareholders both due on September 14, 2024, with principal amount of $125,000 each for an aggregate value of $250,000 paying interest at maturity at a rate of 10% per annum were extended until October 16, 2025.

On November 30, 2025 both loans were extended until December 31, 2026.

The following loans with an aggregate principal value of $575,000 were all extended to December 31, 2026.

A loan to provide financial assistance granted by a third-party shareholder falling due on November 9, 2024, with a principal amount of $250,000 and paying interest at maturity at a rate of 10% per annum was extended until May 8, 2026.

On May 8, 2026 the loan was extended to December 31, 2026.

A loan to provide financial assistance granted by a third-party shareholder falling due on December 2, 2024, with a principal amount of $200,000 and paying interest at maturity at a rate of 10% per annum was extended until June 2, 2026

On June 2, 2026 the loan was extended to December 31, 2026.

A loan to provide financial assistance granted by a third-party shareholder falling due on December 2, 2024, with a principal amount of $50,000 and paying interest at maturity at a rate of 10% per annum was extended until June 2, 2026.

On June 2, 2026 the loan was extended to December 31, 2026.

Seq#	Loan Holder	Principal Amount	Issue Date	Maturity Date	Current	Non Current
1	Ann Mollicone	$250,000	11/09/2022	12/31/2026	-	$250,000
2	Arastou Mahjoory	200,000	12/02/2022	12/31/2026	-	200,000
3	Ann Mollicone	50,000	12/02/2022	12/31/2026	-	50,000
4	Arastou Mahjoory	25,000	02/02/2023	12/31/2026	-	25,000
5	Arastou Mahjoory	50,000	02/21/2023	12/31/2026	-	50,000
6	Ann Mollicone	125,000	9/14/2023	12/31/2026	-	125,000
7	Arastou Mahjoory	125,000	9/14/2023	12/31/2026	-	125,000
8	Arastou Mahjoory	10,000	1/31/2024	12/31/2026	-	10,000
9	Ann Mollicone	10,000	1/31/2024	12/31/2026	-	10,000
	Total	$845,000			$-	$845,000

A loan to provide financial assistance granted by a third-party shareholder falling due on February 2, 2025, with a principal amount of $25,000 and paying interest at maturity at a rate of 10% per annum was extended until August 2, 2026.

A loan to provide financial assistance granted by a third-party shareholder falling due on February 20, 2025, with a principal amount of $50,000 and paying interest at maturity at a rate of 10% per annum was extended until August 20, 2026.

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

On February 29, 2024, seven senior employees and consultants of the Company who were owed a total of $2.23 million on that date, concluded agreements deferring payment of outstanding amounts owing to them on certain specific terms (“Debt Extension Agreements”). The Debt Extension Agreements replaced previously signed agreements relating to debt deferral and remuneration and were signed to cover all debts owing from time to time to the seven employees and consultants of the Company. Debts included were those: (i) legitimately incurred unpaid contractual remuneration (ii) existing debts agreed and already deferred; (iii) advances made by the employee or consultant to the Company that are recorded on the books of the Company; (iv) any portion of employee’s or consultant’s agreed future remuneration that will not be paid in a timely fashion being accumulated as a debt in accordance with the terms of the Debt Extension Agreement.

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

On the date of this filing there have been no conversions of indebtedness by any current, or former employee or consultant on the date of this fiscal year ended 2024 10K/A filing. Furthermore, on August 21, 2026, the Board of Directors unanimously approved to cancel all back salaries, accrued interest for all current employees, former employees and consultants.

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

Loss before income taxes consists of:

	For the years ended
	December 31,
	2024	2023
United States	$(2,282,812)	(2,511,013)
Total	$(2,282,812)	$(2,511,013)

The components of deferred taxes are as follows at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Deferred tax assets, current portion
Amortization of fair value of stock for services	$-	$-
Total deferred tax assets, current portion	-	-
Valuation allowance	-	-
Deferred tax assets, current portion, net	$-	$-
Deferred tax assets, non-current portion
Fixed assets	$-	$-
Net operating losses	1,846,934	1,367,543
Total deferred tax assets, non-current portion	1,846,934	1,367,543
Valuation allowance	(1,846,934)	(1,367,543)
Deferred tax assets, non-current portion, net	$-	$-

The Company is subject to United States of America tax law. As of December 31, 2024, the operations in the United States of America incurred $8,794,922 of cumulative net operating losses that may be available to reduce future years’ taxable income indefinitely. The Company has provided full valuation allowance for the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

NOTE 12 - STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 and 5,000,000 shares of preferred stock with a par value of $0.001.

Common Stock

There are 28,546,834 shares of common stock outstanding, unchanged as of both December 31, 2024, and 2023.

Preferred Stock

As of December 31, 2023 there was no preferred Stock issued and outstanding, however, the following Preferred Stock was issued during fiscal 2024 and remains issued and outstanding as of December 31, 2024:

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

As of June 30, 2025, no funds had been transferred to pay for the said subscriptions. As a result, on notice to the subscribers duly given, the issuance of these 20,000 shares of Class ‘F’ shares of Preferred Stock was revoked for non-payment, and the entire Class “F” Preferred Stock series was cancelled

Convertible Debt Issuances

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

Two small loans with an aggregate of face value of $20,000 that were concluded on January 31, 2024, with two third party shareholders were extended and will now expire on December 31, 2026.

January 3, 2025, the Company issued a Series “F” Note with a face value of $145,000 issued to a non-related third-party shareholder that will mature January 2, 2027.

April 3, 2025, the Company issued a Series “F” Note with a face value of $75,000 issued to a non-related third-party shareholder that will mature April 2, 2027

April 17, 2025, the Company issued a Series “F” Note with a face value of $100,000 issued to a non-related third-party shareholder that will mature April 16, 2027

On June 30, 2025, the Board of Directors, noting that the subscription payments due to affect the issuance of the twenty thousand shares of Class “A” Preferred Stock payable in accordance with the subscription agreements entered into on May 29, 2024, had not been paid, and following notice duly given, cancelled the said subscriptions. In addition, at the same time the Board of Directors revoked and cancelled the entire series of Class “A” Preferred Stock.

On June 30, 2025, the Board of Directors, noting that the subscription payments due to affect the issuance of the twenty thousand shares of Class “F” Preferred Stock payable in accordance with the subscription agreements entered into on September 23, 2024 had not been paid, and following notice duly given, cancelled the said subscriptions. In addition, at the same time the Board of Directors revoked and cancelled the entire series of Class “A” Preferred Stock.

During the period commencing on October 1, 2024 and ending with the date of the present Report, the Company financed its business through the issuance of twelve new convertible notes (Series F) with an aggregate principal face value of $860,000.

In 2026 the Company extended the maturity dates of total principal amount of $715,000 in convertible notes until December 31, 2026. The Comnpany  also extended the maturity dates of seven promissory notes until December 31, 2026 with a total principal balance of $770,000.

On September 13, 2025, two loans, each with a principal amount of $125,000 and due to be repaid on September 14, 2025 were extended with the new due date for both loans fixed as October 16, 2025.

On January 5, 2026, Benton Wilcoxon serving as both Board of Directors and Chief Executive Officer resigned his positions at the request of the Company’s two main investors. Mr. Johnson who currently serves as President and Director assumed the role of CEO and sole Officer of the Company.(see 8k filed January 20,2026).

Electronic Servitor Publication Network, Inc. and B F Borgers reached a settlement, for all claims by Plaintiff and the Class against Borgers. The total award to the company was $35,955.71. On January 12, 2026 the Company added an additional two Directors. (see 8k filed May 8,2026).

On Jun 22, 2026, the Company entered into Subscription Agreements with the company’s two main accredited investors. The investors purchased a total of 80,000 newly authorized Series “B” Preferred Shares through the cancellation of secured debt. The two accredited investors entered into Subscription Agreements to purchase the new Series “B” Preferred Shares authorized by the Company’s Board of Directors on or about July 19, 2026. This resulted in a decrease of $200,000 of debt owed to Ann Mollicone and a decrease of $200,000 of debt owed to Arastou Mahjoory for a total reduction in corporate debt on the balance sheet of $400,000. This transaction resulted in a change of control of the Company. (see 8K filed 7-22-2026)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design safeguards into the process to reduce, though not eliminate, this risk.

As of December 31, 2024, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective in detecting the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be material weaknesses.

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

Management believes that the material weaknesses set forth in items (2) and (3) above did not influence our financial results. However, management believes that the lack of a functioning audit committee and the lack of most outside directors on our board of directors’ results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. The management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the management’s report in this annual report.

Management’s Remediation Initiatives

Given the limited financial resources available to the Company, the Company cannot institute any realistic remediation of the identified material weaknesses and other deficiencies and enhance our internal controls. At such a time that the Company does not have the financial resources to address and eliminate the identified weaknesses. Unfortunately, until the Company has such financial resources, the identified weaknesses will continue to exist.

Changes in Internal Control over Financial Reporting.

During the last quarter of the Company’s fiscal year ended December 31, 2024, there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following individuals currently serve as our executive officers and directors:

Name	Age	Positions
Benton H Wilcoxon	75	Chief Executive Officer and Director
John Michael Johnson	60	Chief Executive Officer, President, Director and Chief Financial Officer

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

Mr. Benton Wilcoxon is no longer affiliated with the Company. (see 8K dated January 20, 2026

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

Newly Appointed Independent Directors:

Thomas P. Killoran

Mr. Killoran is a graduate of Providence College, where he earned a B.A. in History in 1996, and the UMass School of Law, where he received his J.D. in 2000. Mr. Killoran is admitted to practice in the Commonwealth of Massachusetts and has extensive experience in real estate development and general civil litigation. His professional background includes advising developers, businesses, and institutional clients in complex transactions and disputes. In addition to his legal practice, Mr. Killoran serves on the Advisory Committee for St. Michael’s Federal Credit Union, contributing to its governance and strategic planning.

Ian Carey

Mr. Carey brings decades of experience in commercial and residential construction, with a professional background that includes mechanical and machine assembly, retrofitting, and large-scale construction operations. Mr. Carey has overseen complex building projects, coordinated multidisciplinary teams, and contributed to the development of innovative construction and fabrication solutions. His extensive technical expertise and industry knowledge provide valuable insight to the Board and support the company’s strategic and operational objectives.

Audit Committee and Audit Committee Financial Expert

We do not currently have an audit committee financial expert, nor do we have an audit committee. Our entire board of directors, which currently consists of Mr. Wilcoxon and Mr. Johnson, oversee the functions that would otherwise be managed by an audit committee. We do not currently have the capital resources to pay director fees to a qualified independent expert who would be willing to serve on our board and who would be willing to function as an audit committee financial expert. As our business expands and as we appoint others to our board of directors, we expect that we will seek a qualified independent expert to become a member of our board of directors. Before retaining any such expert our board would decide as to whether such person is independent.

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

Code of Ethics

Our board of directors has adopted a code of ethics that governs our officers, directors and any person performing similar functions. At the date of this filing Mr. Johnson is the sole Officer of the Company, he is also a Director along with two newly appointed independent Directors, Mr. Tom Killoran and Mr. Ian Carey. (see 8k dated Mayb 8, 2026). The three Directors are the only people subject to the Code of Ethics. If we retain additional directors and officers in the future, including those appointed to act as our principal financial officer, principal accounting officer, controller or persons serving similar functions, they would become subject to the Code of Ethics. The Code of Ethics does not indicate the consequences of a breach of the code. If there is a breach, the board of directors would review the facts and circumstances surrounding the breach and take action that it deems appropriate, which action may include dismissal of the employee who breached the code. Currently, since Mr. Wilcoxon, Mr. Johnson serves as our directors and key officers, they are responsible for reviewing their own conduct under the Code of Ethics and determining what action to take in the event of their own breach of the Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION.

At present the Company has not adopted a consistent plan for the remuneration of its executives. The Company has insufficient funds to provide a regular compensation scheme. Following the successful closing on sufficient finance, the Company plans to appoint one or more directors to the Board that qualify as “independent” in accordance with rule 5605(a)(2) of the NASDAQ Listing Rules. This will enable the Company to develop an independently reviewed and appropriate executive compensation plan during the year.

As of December 31, 2024, all senior executives of the Company have signed employment agreements governing their duties and remuneration. These provide for the annual base compensation to be reviewed annually as well as eligibility of receiving an annual bonus at the discretion of the Board of Directors.

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

As of June 30, 2025, no funds had been transferred to pay for the said subscriptions. As a result, on notice to the subscribers duly given, the issuance of these 20,000 shares of Class ‘F’ shares of Preferred Stock was revoked for non-payment, and the entire Class “F” Preferred Stock series was cancelled

During fiscal year 2024, no executives have received their full salary, nor were any options issued, nor were any other forms of remuneration or in kind paid or granted not otherwise disclosed.

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

CLASS “A” PREFERRED STOCK: Name and Address	Number of shares	Percentage Owned (3)(4)
The Board of Directors of NEXT-ChemX Corporation,
9101 West Alta Drive, Suite 202,, Las Vegas, NV 89145	10,000	50%
John Michael Johnson
9101 West Alta Drive, Suite 202, Las Vegas, NV 89145	10,000	50%

(3)	This table is based upon 20,000 shares of Class “A” Preferred Stock issued and outstanding as of December 31, 2024.

(4)	Each share of Class “A” Preferred Stock senior to all Common Stock and is entitled to Five Hundred (500) votes on any matter on which any of the shareholders are required or permitted to vote.

CLASS “F” PREFERRED STOCK: Name and Address	Number of shares	Percentage Owned (5)(6)
The Board of Directors of NEXT-ChemX Corporation,
9101 West Alta Drive, Suite 202, Las Vegas, NV 89145	10,000	50%
John Michael Johnson
9101 West Alta Drive, Suite 202, Las Vegas, NV 89145	10,000	50%

(5)	This table is based upon 20,000 shares of Class “F” Preferred Stock issued and outstanding as of December 31, 2024.

(6)	Each share of Class “A” Preferred Stock senior to all Common Stock and is entitled to One Thousand (1,000) votes on any matter on which any of the shareholders are required or permitted to vote.

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

John Michael Johnson controls 10,000 Class A Preferred shares giving 5 million votes and 10,000 Class F Preferred shares giving 10 million votes and 57,473 shares of common stock, giving him control of a total of 15,057,473 votes at any meeting of the shareholders at which decisions are to be made (52%).

In addition, the Board of directors of the Company, of which John Michael Johnson is a member, controls 10,000 Class A Preferred shares giving 5 million votes and 10,000 Class F Preferred shares giving 10 million votes, giving the Board of Directors control of a total of 15,057,473 votes at any meeting of the shareholders at which decisions are to be made (52%).

As of June 30, 2025, no funds had been transferred to pay for the said subscriptions. As a result, on notice to the subscribers duly given, the issuance of these 20,000 shares of Class ‘F’ shares of Preferred Stock was revoked for non-payment, and the entire Class “F” Preferred Stock series was cancelled

As of June 30, 2025, no funds had been transferred to pay for the said subscriptions. As a result, on notice to the subscribers duly given, the issuance of these 20,000 shares of Class ‘A’ shares of Preferred Stock was revoked for non-payment, and the entire Class “A” Preferred Stock series was cancelled

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Certain Relationships

One Director and officer of the Company also sit on the Board of Directors and as an officer of the controlling Shareholder of the Company (Delaware registered) and exercises control over the voting of the majority, 83.5% of the shares eligible to vote at the meeting of the Shareholders of the Company.

Related Party Transactions

In support of the Company’s efforts and cash requirements, the Company has also relied on advances from related parties, and this is expected to continue until such time as the Company can support its operations or attain adequate financing through sales of equity or debt financing.

There is $107,445 payable to Dominic Majendie, former Secretary, from back salary accumulated. On date of this filing Mr. Majendie is no longer affiliated with the Company.

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

John Michael Johnson was issued 10,000 Class “A” Preferred shares giving 5 million votes and 10,000 Class “F” Preferred shares giving him control of a combined 52% of the voting rights cast at any meeting of the shareholders at which decisions are to be made. The Subscription Agreement to acquire the Series A Preferred shares was not executed and the Series A Preferred shares were never issued and have been cancelled by the Borad of Directors.

In addition, the Board of Directors of the Company, was issued 10,000 Class “A” Preferred shares giving 5 million votes and 10,000 Class “F” Preferred shares giving the Board of Directors control ofa combined 52% of the voting rights cast at any meeting of the shareholders at which decisions are to be made. The Subscription Agreement to acquire the Series F Preferred shares was not executed and the Series F Preferred shares were never issued and have been cancelled by the Borad of Directors.

Director Independence

As of December 31, 2024, Benton Wilcoxon and John Michael Johnson were the sole directors of the Company. They are not considered “independent” in accordance with Nasdaq Listing Rule 5605(a)(2). We are not currently traded on NASDAQ and are therefore not required to comply with the NASDAQ Marketplace Rules. The date of this filing Mr. Wilcoxon has resigned and is no longer affiliated with the Company and the current Director consists of Mr. Johnson and two newly appointed independent Director’s Mr. Killoran and Mr. Carey.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by our auditors, Fruci & Associates II PLLC for the years ended December 31, 2024, and December 31, 2023, were $25,000 and $0, respectively, for professional services rendered in connection with the audits of our annual financial statements and the reviews of our quarterly financial statements.

AUDIT-RELATED FEES

During the last two fiscal years, no fees were billed or incurred for assurance or related services by either of our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

There was no fee paid to a tax consultant in 2024 for the preparation of the 2024 tax filings.

ALL OTHER FEES

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors’ responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of Directors’ pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal years ended December 31, 2024, and December 31, 2023, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption “All Other Fees”, which are currently none, is compatible with maintaining the auditor’s independence.

The board approved all fees described above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K/A:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K/A:

●	NEXT-ChemX Corporation Statements of Operations and Comprehensive Loss for the years ended December 31, 2024 and 2023

●	NEXT-ChemX Corporation Stockholders’ Deficit for the period from December 31, 2024 to December 31, 2023

●	NEXT-ChemX Corporation Statements of Cash Flows for the years ended December 31, 2024 and 2023

●	NEXT-ChemX Corporation Notes to Financial Statements

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

NEXT-ChemX Corporation
(Registrant)

By	/s/ John Michael Johnson
John Michael Johnson
Chief Executive Officer

Date	September 2, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By	/s/ John Michael Johnson
John Michael Johnson
President, Chief Financial Officer

Date	September 2, 2026

